Form 10QSB
period 1995-03-31
SDN BANCORP
filed 1995-05-12
CIK 701255

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           FORM 10-QSB


           Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

           For Quarterly Period Ended March 31, 1995

                    Commission File # 2-76555

                           SDN BANCORP
- -------------------------------------------------------------------
      (Exact name of small business issuer in its charter)


California                                    95-3683748
- -------------------------------               --------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)



135 Saxony Road, Encinitas, California                 92024-0905
- --------------------------------------                 ----------
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code 619-436-6888


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   /X/        No   / /


              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value                  564,145
- --------------------------         -----------------------------
         Class                     Outstanding on March 31, 1995






              SDN BANCORP AND SUBSIDIARY
    SECURITIES AND EXCHANGE COMMISSION FORM 10-QSB
                         INDEX



																		Page
PART I - Financial Information

  Item 1. Financial Statements

          Condensed Consolidated Statements of Condition -
          March 31, 1995 and December 31, 1994

          Condensed Consolidated Statements of Operations
          For the three months ended March 31, 1995 and 1994

          Condensed Consolidated Statements of Cash Flows -
          For the three months ended March 31, 1995 and 1994

          Notes to Condensed Consolidated Financial Statements

  Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations



PART II - Other Information

  Item 6. Exhibits and Reports on Form 8-K



Signatures
Item 1. Financial Statements

         SDN BANCORP AND SUBSIDIARY
Condensed Consolidated Statements of Condition
        March 31, 1995 and December 31, 1994
               (Dollars in thousands)
                     (Unaudited)

                                             March 31,  December31,
                                              1995         1994
                                             (Unaudited)
                                         -----------  -----------
  Assets
    Cash and due from banks                  $  3,906       $2,842
    Interest bearing deposits with
      financial institutions                    1,078        1,078
    Investment securities: at cost,
      approximate market value 1995 -
      $4,394,000; 1994 - $4,450,000             4,430        4,535

    Federal funds sold                          3,000           -
    Loans                                      43,737       46,313
     Less allowance for loan loss                 802          821
                                              -------       ------
        Loans, net                             42,935       45,492

    Premises and equipment, net                   730          779
   Real estate acquired through foreclosure     1,075        1,288
   Accrued interest receivable
      and other assets                          1,914        1,672
                                              -------       ------
                                             $ 59,068    $  57,686
                                              =======      =======


    Liabilities and Shareholders' Equity
    Deposits:
      Demand:
        Non-interest bearing                  $12,102      $12,570
       Interest bearing                        11,248       10,206
     Savings:
        Regular                                 5,692        6,110
       Money market                             9,029       10,234
     Time:
        Under $100,000                         15,118       12,212
       $100,000 or more                         4,346        4,544
                                              -------       ------
             Total deposits                    57,535       55,876

   Accrued expenses and other liabilities         717          864
   Notes payable                                  675          675
   Mandatory Convertible Debentures             1,219        1,219
                                              -------       ------
             Total liabilities                 60,146       58,634

    Shareholders' Equity:
      Contributed capital                       2,951        2,951
      Accumulated deficit                      (4,029)      (3,899)
         Total Shareholders' Equity (Deficit)  (1,078)        (948)
                                              -------       -------
                                             $ 59,068     $ 57,686
                                              =======       ======

    See accompanying notes to condensed consolidated financial statements.

                 SDN BANCORP AND SUBSIDIARY
       Condensed Consolidated Statements of Operations
          Three months ended March 31, 1995 and 1994
    (Dollars in thousands, except for per share amounts)
                         (Unaudited)

                                 Three Months Ended
                                      March 31,

                                     1995    1994
                                     ----    ----
Interest Income:
  Interest and fees on loans     $  1,070  $   979
  Interest on Federal funds sold       28        2
  Interest on deposits with
    financial institutions             15       10
Interest and dividends on
    investment securities              64       68
                                     -----   -----
         Total interest income      1,177    1,059

Interest Expense:
  Deposits                            405      317
  Other borrowed funds                 53       41
                                     -----   -----
         Total interest expense       458      358
                                    -----    -----
         Net interest income          719      701
Provision for loan losses              60       50
                                      -----   -----
  Net interest income after
    provision for loan losses         659      651

Non-interest income                   134      155
Non-interest expense                  923    1,068
                                      -----   -----
Net loss                         $   (130) $  (262)
                                    ======   ======

Loss per share                   $  (0.23)$  (0.46)
                                    ======   ======



See accompanying notes to condensed consolidated financial statements.

            SDN BANCORP AND SUBSIDIARY
  Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 1995 and 1994
              (Dollars in thousands)
                    (Unaudited)

                                                      1995    1994
Operating Activities:
  Net loss                                           $(130) $(262)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
     Provision for loan losses                          60     50
     Depreciation and amortization                      50     52
    (Increase) decrease in accrued interest receivable (16)     7
     Increase (decrease) in accrued interest payable    68    (43)
     Other - net                                      (326)    87
                                                       -----  -----
      Net cash used by operating activities           (294)  (109)
                                                      -----  -----
  Investing Activities:
  Net decrease in interest bearing deposits
    other financial institutions                         -    390
  Purchases of investment securities                  (501)  (849)
  Proceeds from sales and maturities of investment
    securities                                         606  1,520
  Net decrease in loans                              2,382    505
  Purchases of premises and equipment                   (1)   (30)
  Proceeds from sale of real estate acquired
    through foreclosures                               213      -
                                                      -----  -----
        Net cash provided by investing activities    2,699  1,536
                                                     -----  -----

Financing Activities:
  Net increase in deposits                           1,659    586
  Net proceeds from issuance of notes payable            -     14
                                                      -----    ---
  Net cash provided by financing activities          1,659    600
                                                      -----  -----
Net Increase (Decrease) in cash and cash equivalents 4,064  2,027
Cash and cash equivalents at January 1, 1995
   and 1994                                          2,842  4,183
Cash and cash equivalents at March 31, 1995          -----  -----
 and 1994                                          $ 6,906 $6,210
                                                     =====  =====
Supplemental disclosure of cash flow activities:
  Cash paid for income taxes                            -       -
                                                     =====  =====
  Cash paid for interest                               390    343
                                                     =====  =====
Supplemental disclosure of non-cash flow activities:
  Other real estate sold and financed by Bank       $  115 $   -
                                                     =====  =====

See accompanying notes to condensed consolidated financial statements.

                 SDN BANCORP AND SUBSIDIARY

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 1995
                           (Unaudited)
NOTE 1:
    The condensed consolidated financial statements include the accounts of SDN Bancorp ("Bancorp"), a Bank holding company, and its wholly-owned subsidiary, San Dieguito National Bank ("Bank").

    In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial positionas of March 31, 1995 and the results of operations and statements of cash flows for the three months ended March 31, 1995 and 1994.

    While management believes that the disclosures presented are adequate to make the information not misleading, it is recommended that these financial statements be read in conjunction with the financial statements and the notes included in Bancorp's 1994 annual report.

NOTE 2:
    On September 21, 1992, the Bank entered into an agreement (the "OCC Agreement") with the Office of the Comptroller of the Currency ("OCC") which, among other matters, requires the Bank to achieve and maintain certain capital ratios. On October 23, 1992, Bancorp signed a Memorandum of Understanding ("MOU") with the Federal Reserve Bank to confirm a plan to correct certain concerns. See "Capital Resources" on page 18 and "Administrative Proceedings" on page 25 for information on these matters.

    The Bank is considered "significantly undercapitalized" under the Prompt Corrective Action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") and would be considered "critically undercapitalized" if its ratio of tangible equity to total assets should equal or be less than 2%. At March 31, 1995, the Bank's such ratio was 2.5%. Subject to certain exceptions, in the case of critically undercapitalized depository institutions, the appropriate Federal banking agency is required to appoint a conservator or receiver, generally within 90 days.

    If the Bank is unable to comply with the terms of the OCC Agreement or the MOU, one or more regulatory sanctions may result, including the possible termination of the Bank's Federal Deposit Insurance Corporation's insured status. Bancorp has total notes payable of $975,000 at March 31, 1995 (including $300,000 due to the Bank) all with maturities on or before March 31, 1996 and Mandatory Convertible Debentures of $1,219,000. See Note 5.
Bancorp has not been able to make full and timely interest payments on the notes or the Debentures during 1994and does not have current liquidity to repay the notes as scheduled during 1995. These uncertainties and the net losses incurred during 1994, 1993 and 1992, among others, may indicate that the Bancorp and the Bank will be unable to continue as a going concern. The financial statement impact, if any, from the outcome of these uncertainties cannot presently be determined. Accordingly, no adjustment that may result from the resolution of these matters has been made in the accompanying financial statements.

    Management and the directors are taking a number of steps to increase the capital of both the Bancorp and the Bank or otherwise satisfy the requirements of the OCC Agreement and the MOU and to provide funds required to service futuredebt payments on the Debentures and other Bancorp debt. This includes manyactive discussions and negotiations with potential investors or purchasers. The Bancorp is also using industry professionals for advice and to provide assistance in locating investors or purchasers. No assurance can be given as to the eventual outcome of these efforts.

NOTE 3:
    Per share data is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding. Stock options, which are common stock equivalents, have not been included in the calculation of loss per share. The assumed conversion of the Mandatory Convertible Debentures ("Debentures"), which are not common stock equivalents, were antidilutive for the three months ended March 31, 1995 and 1994.

NOTE 4:
    Bancorp adopted the provisions of Statement of Financial
Accounting Standards No. 109, "Accounting for Income Taxes" effective January 1, 1993. On January 1, 1994 Bancorp adopted the provision of Statement of Financial Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". There were no material effects of adoption of either statements.

NOTE 5:
    At March 31, 1995, Bancorp has two promissory notes totaling $300,000 payable to the Bank, both of which bear interest at Wall Street Journal prime plus 2.0%. Both of these notes are due June 30, 1995. The notes are collateralized by certain real property owned by two of Bancorp's directors. In the accompanying consolidated statements of condition, these Bancorp notes payable and the Bank loans receivable have been eliminated.

    Bancorp has a $250,000 line of credit from a director.  At
March 31, 1995, the balance outstanding on this line of credit was $250,000. This note bears interest at Wall Street Journal prime plus 2.5%. and is due December 30, 1995.

    Bancorp has promissory notes payable to directors aggregating $300,000 and promissory notes payable to three shareholders totaling $125,000. These notes bear interest at Wall Street
Journal prime plus 2.0%.   Principal and interest on these notes
are due March 31, 1996.

    The Bancorp's $1,219,000 aggregate principal amount Mandatory Convertible Debentures bear interest at Wall street Journal prime plus 3.0%, payable quarterly. The Debentures are not subject to any sinking fund requirements and are subordinated in right of payment to the obligations of the Bancorp under anyother indebtedness. The indenture does not provide for a right of acceleration of Debentures upon a default in payment of interest or principal or in the performance of any covenant in the Debentures or the indenture, and no trustee is appointed under the indenture to enforce the rights of Debenture holders. Prior to conversion of the Debentures, a Debenture holder has none of the rights or privileges of a shareholder of the Bancorp.

    In January 1994, certain directors began making cash advances to Bancorp to provide the funds necessary to pay debt service on $700,500 in principal of Debentures owned by non-directors and on three notes totaling $550,000, of which $300,000 is payable to the Bank under two notes due June 30, 1995 and $250,000 is a line of credit payable to a director due December 30, 1995. Effective April 1,1994, the directors continued to advance additional funds sufficient to service only the debt requirements of these three notes totaling $550,000. The total of all advances was $81,000 as of March 31, 1995. The aggregate accrued unpaid interest on all notes and Debentures is $261,000 as of March 31, 1995. The Directors agreed to defer payment of all interest and principal due on advances and Debentures payable to them through March 31,1996.

    In July 1994, the non-director debentureholders were notified that Bancorp no longer had the funds to continue paying interest on the Debentures; and therefore, the quarterly interest payments due for the second, third, and fourth quarters of 1994 and the first quarter of 1995 were not made. This constituted a payment default under Section 8.02 of the Indenture. Debentureholders were asked to waive the quarterly payment defaults. According to the Indenture, such a default in the payment of interest can be waived by a majority of the principal amount of the Debentures outstanding, not including the amount owned by Bancorp directors and officers. Signed waivers have been received from a sufficient number of debenture holders thus waiving Bancorp's default in the above mentioned quarterly payments under the Debentures.

    As of May 10, 1995, Bancorp did not have the funds available to meet future debt service requirements of the notes and Debentures. No assurance can be given that Bancorp ultimately will be successful in obtaining a source of funds to meet Bancorp's debt service requirements or that advances from directors will continue.

Failure to meet the debt service requirements could force Bancorp to seek bankruptcy protection which could result in a significant adverse impact to Bancorp noteholders, debentureholders and shareholders.

NOTE 6:
    Real estate acquired through foreclosure or deed-in-lieu of (Other Real Estate Owned or OREO) are recorded at the lessor of the outstanding loan amount or market value less estimated cost to sell, at the time of foreclosure.

NOTE 7:
    Effective January 1, 1995 the Bank adopted Statement of
Financial Accounting Standards No. 114 (SFAS No. 114) "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118
"Accounting by Creditors for Impairment of a Loan-Income
Recognition and Disclosures".

    The balance of impaired loans as defined by SFAS No. 114 was $1,186,000 at March 31, 1995. At March 31, 1995 $1,186,000 of
impaired loans had related allowance for loan losses of $153,000. The Bank's average investment in impaired loans was $1,196,000 during the three month period ending March 31, 1995. Cash receipts for impaired loans placed an non-accrual status are first applied to reduce principal.

ITEM 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS
                       Three months ended
                         March 31, 1995
SUMMARY:
    SDN Bancorp ("Bancorp") owns 100% of San Dieguito National Bank ("Bank"). Bancorp has had no significant business activities independent from the Bank. Accordingly, the following discussion relates primarily to the operating results and financial condition of the Bank.

    Average earning assets of the Bank for the first three months of 1995 were approximately $52.3 million, a decrease of $2.4 million or 4.3% from the average for the comparable three-month period in 1994. Average earning assets have generally decreased since the second quarter of 1992. Total assets at March 31, 1995 were $59.1 million compared to total assets of $57.7 million at December 31, 1994 and $61.9 million at March 31, 1994.

    Average loans for the first three months of 1995 were approximately $44.8 million, a decrease of $3.9 million or 8.1% from the average for the comparable three month period in 1994. Total loans at March 31, 1995 were $43.7 million compared to $46.3 million at December 31, 1994. This $2.6 million decrease was a result of a $1.2 million decrease in construction and real estate loans, a $0.9 million decrease in commercial loans, and a $0.5 million decrease in consumer and equity loans.

    Average deposits for the first three months of 1995 were approximately $45.8 million, a decrease of $2.5 million or 5.3% from the average for the comparable three month period in 1994. Total deposits increased to $57.5 million at March 31, 1995 compared to $55.9 million at December 31, 1994. This $1.6 million increase is primarily due to a $2.9 increase in certificates of deposit, offset by a $1.2 million decrease in money market accounts.

    For the three months ended March 31, 1995, Bancorp had a net loss of $130,000 compared to a net loss of $262,000 for the same period in 1994. The 1995 net loss is considerably less than the comparable 1994 three-month loss due to a $145,000 reduction in non-interest expenses in 1995 compared to 1994 as a result of a $121,000 provision for OREO losses in March 1994.

Net Interest Income and Net Interest Margin
    In the first three months of 1995, Bancorp's net interest income increased $18,000 (including loan fees) as the result of an increase in interest rates offset by a decrease in average earning assets. The prime lending rate was 6.25% at March 31, 1994 and increased several times in 1994 and once in the first quarter of 1995. The prime lending rate was 9.0% at March 31, 1995. See "Economic Considerations"

    Comparing the first three months of 1995 to those of 1994, the yield on average earning assets increased to 9.1% from 7.9%, while the average cost of interest bearing liabilities increased to 3.9% from 2.9%. The net interest margin was 5.6% for the first three months of 1995 compared to 5.2% for the first three months of 1994.

This higher net interest margin reflects the increase in the prime lending rate.

    Loan fee income decreased $8,000 for the first three months of 1995 compared to 1994. This decrease reflects the continued decline in local construction lending as well as difficulties in competing for construction loans with a reduced lending limit.

Allowance and Provision for Loan Losses
    The allowance for loan losses represents the amounts which have been set aside for the specific purpose of absorbing losses which may occur in the Bank's loan portfolio. The provision for loan losses is an expense charged against operating income and added to the allowance for loan losses. Management of the Bank continues to carefully monitor the allowance for loan losses in relation to the size of the Bank's loan portfolio and known risks or problem loans.

    The allowance for loan losses was $802,000 at March 31, 1995 compared to $821,000 at December 31, 1994. The allowance for loan losses was 1.8% of gross loans at March 31, 1995, 1.8% at December 31, 1994 and 1.7% at March 31, 1994. During the first three months of 1995, the provision for loan losses was $60,000, loan charge-offs were $183,000 and recoveries were $4,000.

    At March 31, 1995, $32.1 million or 73% of total loans were secured by deeds of trust on real estate. This includes loans to companies or individuals for business purposes which are also secured by real estate. The Bank, like other banks, also makes a number of loans to companies and individuals which are secured by other collateral or based solely upon the cash flow, income, character and/or net worth of the borrower. At March 31, 1995, the Bank had $11.6 million or 27% of total loans in this category. The majority of these loans are collateralized by business property, personal property and/or governmental agency guarantees. The collection of these loans is more dependent upon the borrower's financial capability at maturity than loans that are secured by real estate.

    Non-performing loans and other real estate owned ("OREO") are summarized as follows:

                                      (Dollars in Thousands)
	                                March 31,  December 31,
                                         1995         1994
                                         ----         ----
    Non-performing loans:
        Loans past due 90 days or more
         and still accruing            $  594       $  826
        Loans on non-accrual            2,189        1,666
                                        -----        -----
         Non-performing loans          $2,783       $2,492
                                        =====        =====
         As a percent of total loans      6.4%         5.4%
                                          ===          ===
    OREO                             $  1,075       $1,288
                                        -----        -----
         Non-performing assets         $3,858       $3,780
                                        =====        =====
   As a percent of total assets          6.5%         6.5%
                                         ===          ====

 The $2,189,000 in loans on non-accrual at March 31, 1995 consists of twenty loans of which eleven loans totaling 91% of the total amount are secured by real estate. Foreclosure proceedings on some of these loans are likely to result in OREO. At December 31, 1994, the $1,666,000 in loans on non-accrual consisted of sixteen loans, of which seven loans totaling 88% of the total dollar amount were secured by real estate.

    Using the peer group of all banks headquartered in San Diego County with total assets less than $500 million as of December 31, 1994, the most recent peer group data available, the ratio of the allowance for loan losses to non-performing loans was 54% for such regional peer group compared to the Bank's ratio of 33%. At March 31, 1995 the same ratio for the Bank was 29% as a result of a $19,000 decrease in the allowance for loan losses and a $291,000 increase in non-performing loans at March 31, 1995 compared to December 31, 1994. This increase in non-performing loans was largely a result of seven loans totaling $439,000 which were added to non-performing status during the first quarter of 1995 offset by the charge-off of three loans totaling $82,000. A $299,000 loan past due ninety days at March 31, 1995 was paid in full by the borrower in April 1995. As of December 31, 1994, non-performing loans as a percentage of total loans was 4% for the regional peer group compared to the Bank's percentage of 5%.

    The OREO balance of $1,075,000 at March 31, 1995 is composed of three properties. The decrease compared to December 31, 1994 resulted from one property with a carrying value of $213,000 which was sold in March 1995 resulting in an additional loss of $13,000. All of the OREO properties are recorded at amounts which are equal to or less than the market value based on current independent appraisals reduced by estimated selling costs. The Bank is in compliance with SOP 92-3.

    A portion of the non-performing loans represents the Bank's willingness to allow loans to go into default in order to pursue collection efforts rather than to grant liberal loan renewals. As discussed above, most of the non-performing loans and OREO are secured by residential real estate.

    Given the current local economic conditions and the importance of real estate values to the Bank's loan portfolio, it is possible the level of non-performing loans may increase until the local economy improves significantly. Current collection and foreclosure activities are likely to result in additional non-accrual and OREO amounts. See below under "Economic Considerations".

    The calculation of the adequacy of the allowance for loans losses requires the use of management estimates. These estimates are inherently uncertain and depend on the outcome of future events. Management's estimates are based upon previous loan loss experience, current economic conditions as well as the volume, growth and composition of the loan portfolio, the estimated value of collateral and other relevant factors. The Bank's lending is concentrated in Southern California, which has experienced adverse economic conditions, including declining real estate values. These factors have adversely affected borrowers' ability to repay loans. Although management believes the level of the allowance as of March 31, 1995 is adequate to absorb losses inherent in the loan portfolio, additional decline in the local economy may result in increasing losses that cannot reasonably be predicted at this date.

The possibility of increased costs of collection, non-accrual of interest on those which are or may be placed on non-accrual, and further charge-offs could have an adverse impact on Bank's and Bancorp's financial condition in the future.

Non-Interest Income
    Non-interest income decreased by $21,000 for the first three months of 1995 compared to the same period in 1994. This was largely the result of deposit service charges which decreased $17,000 in the first quarter of 1995 compared to the same three-month period in 1994.

Non-Interest Expenses
    Non-interest expenses for the first three months of 1995 decreased $145,000 compared to the first three months of 1994.
This is a result of decreases of $102,000 in OREO expenses (due to a $121,000 provision for OREO losses in March 1994), $19,000 in salaries and benefits, $15,000 in office and occupancy expenses, and $9,000 in various other expenses.

    During 1993, the Bank took a number of actions to reduce non-interest expenses and increase non-interest income. Management continues to evaluate ways to realize even greater efficiency and ways to reduce overhead costs. Since many of the Bank's costs are fixed, their impact on the overhead ratio cannot be substantially improved without a significant increase in the Bank's size. However, the Bank cannot grow to the size necessary to be profitable without additional capital. The directors are considering a number of alternatives to address these matters. See "Capital Resources".

Provision for Income Taxes
    As a result of a net operating loss for the first three months of 1995, there is no provision for Federal or California income tax. Bancorp and Bank have a substantial Federal income tax loss carryforward available for use in future years.

Capital Resources
    Current risk-based regulatory capital standards generally require banks and holding companies (except for non-diversified holding companies, such as Bancorp, with less than $150 million in assets) to maintain a ratio of "core" or "Tier 1" capital (consisting principally of common equity) to risk-weighted assets of at least 4%, the ratio of Tier 1 capital to adjusted total assets (leverage ratio) of at least 3% and a ratio of total capital (which includes Tier 1 capital plus certain forms of subordinated debt, a portion of the allowance for loan losses, and preferred stock) to risk-weighted assets of at least 8%. Risk-weighted assets are calculated by multiplying the balance in each category of assets according to a risk factor which ranges from zero for cash assets and certain government obligations to 100% for some types of loans, and adding the products together.

    As of March 31, 1995, the Bank's Tier 1 risk-weighted capital ratio was 3.2%, the leverage ratio was 2.5% and the Bank's total risk-weighted capital ratio was 4.5%. As of March 31, 1995, all of Bancorp's capital ratios were negative. The difference in the Bank's and Bancorp's capital ratios is because Bancorp has borrowed funds which do not qualify as Tier 1 capital and has placed most of such funds into the Bank as additional Tier 1 capital.

    The Bank is required by the Office of the Comptroller of the Currency ("OCC") to increase its capital ratios as further described under "Administrative Proceedings." The Bank is considered "significantly undercapitalized" under the Prompt Corrective Action Provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") and would be considered "critically undercapitalized" if its ratio of tangible equity to total assets should equal or be less than 2%. As a result of becoming significantly undercapitalized, the Bank was required to submit a capital plan to the OCC outlining how the Bank plans to meet its required capital levels. Bancorp was required to guaranty the plan. Because of the possible material effect of the uncertainty of the Bank obtaining additional capital in a timely manner, Bancorp's independent auditors were not able to express and did not express an opinion on the Consolidated Financial Statements for 1994. See "Administrative Proceedings".

    As of March 31, 1995, approximately $3.0 million in additional capital would be necessary to meet the OCC capital ratio requirements. Bancorp also needs additional capital or debt funds to pay past due and future debt service on its mandatory convertible debentures, as well as the debt service and refinancing of short term notes payable. Such capital, debentures, notes payable and repayment plans are further described in Notes 2, 11 and 12 to the Consolidated Financial Statements included in Bancorp's 1994 Annual Report, and Notes 2 and 5 hereto.

    The Directors are taking a number of steps to meet the capital requirements of the OCC Agreement (as defined below). This includes active discussions and negotiations with potential investors or purchasers. The Bancorp is also using industry professionals for advice and to provide assistance in locating potential investors or purchasers. No assurance can be given that adequate capital resources will actually be obtained. In the event the Bancorp is unable to raise funds to increase the Bancorp's and the Bank's capital levels and the liquidity of the Bancorp, Bancorp and the Bank could be subject to further regulatory intervention including the appointment of a conservator or receiver or the termination of deposit insurance. In addition, the OCC would be permitted to enforce the provisions of the guaranty provided by Bancorp. If any of these events were to occur, Bancorp shareholders and debentureholders could suffer the elimination of the value of their investments in Bancorp. Failure to obtain adequate capital in Bancorp and in the Bank could result in a significant adverse impact to both companies.

Liquidity
    The Bank relies on deposits as its principal source of funds and, therefore, must be in a position to service depositors' needs as they arise. Management of the Bank attempts to maintain a loan-to-deposit ratio of not greater than 85% and a liquidity ratio (liquid investments to deposits and other short term liabilities) of approximately 20%. The average loan-to-deposit ratio was 79% for the three-month period ending March 31, 1995 and 82% for the same period in 1994. The average liquidity ratio was 20% during the first three months of 1995 and 18% during the same period in 1994. While fluctuations in the balances of a few large depositors cause temporary increases and decreases in liquidity from time to time, the Bank has not experienced difficulty in dealing with such fluctuations from existing liquidity sources.

    Should the level of liquid assets (primary liquidity) not meet the liquidity needs of the Bank, other available sources of liquid assets (secondary liquidity), including the purchase of federal funds, sale of repurchase agreements, sale of loans, and the discount window borrowing from the Federal Reserve Bank, could be employed. The Bank has rarely used these sources in the past since its liquidity levels have been maintained primarily through funds provided by deposits. The Bank has identified loans which could be sold if necessary.

    Bancorp's liquidity needs are primarily limited to debt service. In order for Bancorp to meet its debt service requirements and pay prior loans, Bancorp obtained additional loans as described in Note 11 to the Consolidated Financial Statement in Bancorp's 1994 Annual Report, and Note 5 hereto.

    The Directors agreed to defer payment of all interest and principal due on all outstanding indebtedness payable to them through March 31, 1996, except for the $250,000 line of credit. Three non-director shareholders agreed to defer payment of interest and principal on notes payable to them aggregating $125,000. In January, 1994, certain Directors began making cash advances to Bancorp to provide the funds necessary to pay debt service on $700,500 in principal of Debentures owned by non-directors and on three notes totaling $550,000, of which $300,000 is payable to the Bank under two notes due June 30, 1995 and $250,000 is a line of credit payable to a Director due December 30, 1995. Effective April 1, 1994, the Directors continued to advance additional funds sufficient to service only the debt requirements of these three notes totaling $550,000. The total of all advances was $81,000 as of March 31, 1995. The aggregate accrued unpaid interest on all notes and Debentures is $261,000 as of March 31, 1995.

    In July 1994, the non-director debentureholders were notified that Bancorp no longer had the funds to continue paying interest on the Debentures; and, therefore, the quarterly interest payments due for the second, third, and fourth quarters of 1994 and first quarter of 1995 were not made. This constituted a payment default under Section 8.02 of the Indenture. Debentureholders were asked to waive the quarterly payment defaults. According to the Indenture, such a default in the payment of interest can be waived by a majority of the principal amount of the Debentures outstanding, not including the amount owed by Bancorp Directors and officers. Signed waivers have been received from a sufficient number of debentureholders thus waiving Bancorp's default in the above mentioned quarterly payments under the Debentures.

    As of May 10, 1995 Bancorp did not have the funds available to meet future debt service requirements of the notes and Debentures or to perform on the guarantee to the OCC. See "Administrative Proceedings". No assurance can be given that Bancorp ultimately will be successful in obtaining a source of funds to meet Bancorp's debt service requirements or that advances from the Directors will continue. Failure to meet the debt service requirements could force Bancorp to seek bankruptcy protection which would result in a significant adverse impact to Bancorp noteholders, debentureholders and shareholders.

    There are legal limitations restricting the extent to which the Bank can make loans or pay dividends to Bancorp. The Bank cannot currently declare dividends without the approval of the Comptroller of the Currency. Bank policy precludes the payment of cash dividends. Pursuant to a Memorandum of Understanding with the Federal Reserve Bank ("FRB"), Bancorp has agreed not to pay dividends or incur additional debt without the prior approval of the FRB. See "Administrative Proceedings."

Economic Considerations
    Approximately 75% of the Bank's loan portfolio at March 31, 1995 consisted of short-term loans tied to a floating interest rate which changes annually or more frequently (34% is tied to a daily floating prime rate). This loan portfolio mix enables the Bank to adjust its yields quickly in a changing interest rate environment. The Bank's assets are more sensitive to interest rate changes than its liabilities. This is partly because it has more non-interest bearing liabilities (demand deposits and capital) than non-interest earning assets. Given these circumstances and absent other factors, declining market rates of interest will generally have a negative impact on the Bank's net interest income, while rising interest rates will have a positive effect.

    The majority of Bancorp's assets and liabilities are monetary items held by the Bank, the dollar value of which is not affected by inflation. Only a small portion of total assets are in premises and equipment. The lower inflation rate of recent years did not have the positive impact on the Bank that was felt in many other industries. The small fixed asset investment of Bancorp minimizes any material misstatement of asset values and depreciation expenses which may result from fluctuating market values due to inflation.
A higher inflation rate, however, may increase operating expenses or have other adverse effects on borrowers of the Bank, making collection more difficult for the Bank. Rates of interest paid or charged generally rise if the marketplace believes inflation rates will increase.

    The Bank concentrates on serving the needs of small and medium-size businesses, professionals and individuals located in the San Diego County area of California. The general economy in this market area, and particularly the real estate market, is suffering from the effects of a slow recovery from the prolonged recession that has negatively impacted the ability of certain borrowers of the Bank to perform their obligations to the Bank. In addition, problems with the Mexican peso continue to adversely affect cross-border traffic.

    Although the assessment of recent economic reports and the current economic environment in Bancorp's market areas are encouraging, management believes that the negative impact of a slow recovery from the prolonged California recession will continue in 1995.

    The financial condition of the Bank has been, and is expected to continue to be, affected by overall general economic conditions and the real estate market in California. The future success of the Bank is dependent, in large part, upon the quality of its assets. Although management of the Bank has devoted substantial time and resources to the identification, collection and workout of nonperforming assets, the real estate markets and the overall economy in California are likely to have a significant effect on the Bank's assets in future periods and, accordingly, the Bancorp's financial condition and results of operations.

Administrative Proceedings
    On September 21, 1992, the Bank entered into an agreement with the OCC (the "OCC Agreement") to address certain matters arising from an examination of the Bank's condition conducted by the OCC as of January 31, 1992.

    Under the terms of the OCC Agreement, the Bank is required, among other things, to: (1) infuse not less than $500,000 of Tier
1 capital to achieve and maintain Tier 1 capital at least equal to 6.7% of risk-weighted assets and Tier 1 capital at least equal to 5.1% of actual adjusted total assets (leverage ratio) by December 31, 1992, (2) achieve and maintain Tier 1 capital at least equal to 9.5% of risk-weighted assets and a leverage ratio of at least equal to 6% by March 31, 1993 (revised to March 31, 1994), (3) pay no dividends without the prior written approval of the OCC, (4) adopt and implement a strategic plan which includes a three-year capital program and objectives for growth, earnings and reduction in nonperforming assets, (5) revise the Bank's liquidity and funds management policy, (6) formulate written policies and procedures governing the use of funds obtained through a deposit broker, (7) adopt and implement a written program to collect or strengthen criticized assets, (8) develop and implement a written loan administration program, (9) modify the Bank's loan review program to assure timely identification and categorization of problem loans; and (10) modify the Bank's program to review the adequacy of the allowance for loan losses to be in accordance with recent regulatory pronouncements.

    The OCC conducted another examination of the Bank as of March
31, 1993. The OCC concluded that the Bank had satisfied the requirements of above items 1 and 3 through 10 under the OCC
Agreement and the Bank was in non-compliance only with item 2, minimum capital levels. As a result, certain reporting requirements were eliminated. In January 1994, the OCC advised the Bank its growth in average assets will be restricted.

    On April 18, 1994, the OCC commenced its 1994 annual examination. The OCC concluded that the Bank continues to be in non-compliance with above item 2, minimum capital levels, and in partial compliance with above items 7 and 8. Management believes it is now in substantial compliance with items 7 and 8. At December 31, 1994, the Bank's capital ratios did not meet those required by the OCC Agreement as of such date.

    As of December 31, 1993, the OCC notified the Bank that it was deemed to be significantly undercapitalized under the prompt corrective action provisions of FDICIA. As a result of becoming significantly undercapitalized, the Bank is not only subject to asset growth restrictions, and prohibitions on payment of dividends and management fees, but is also subject to other additional restrictions and sanctions being imposed by the OCC which could include, among other things, a forced sale of the Bank to another institution, further restrictions on growth or required shrinkage, and limitations on interest rates paid on deposits to prevailing rates in the Bank's market area for deposits of comparable size and maturity.

    In accordance with the prompt corrective action provisions of FDICIA, in February 1994, the Bank submitted to the OCC a capital restoration plan and Bancorp submitted to the OCC a guaranty of the capital restoration plan. The amount of such guaranty is limited to the lesser of (i) 5% of the Bank's total assets at December 31, 1993, the date the OCC deemed the Bank to have notice that it was significantly undercapitalized or (ii) the amount which is necessary to bring the Bank into compliance with all applicable capital standards at the time the Bank fails to comply with the capital restoration plan. The capital restoration plan provided that the anticipated primary source of additional capital for the Bank would be provided through funds received from an investor or purchaser during the fourth quarter of 1994. That plan was approved by the OCC in March 1994. Revised plans have since been filed by the Bank. The revised plans also provide that the anticipated primary source of additional capital will be provided through funds received from an investor or purchaser. The OCC has not approved the revised plans and is currently scheduled to begin its 1995 annual examination on May 22, 1995.

    On October 23, 1992, the Bancorp signed a Memorandum of
Understanding ("MOU") with the FRB to confirm a plan to correct concerns arising from their inspection of the condition of the Bancorp as of March 31, 1992. Bancorp agreed to not pay dividends, add or replace a director or executive officer, or incur additional debt without the prior approval of the FRB. In accordance with the MOU, Bancorp submitted a plan to the FRB by December 30, 1992 which set forth its plan to increase the capital of Bancorp and address other procedural matters. Revised plans to increase capital are submitted to the FRB as such plans are approved by the OCC. In addition, Bancorp reports quarterly on its progress to correct matters contained in the MOU. As of March 31, 1995 management of Bancorp believed it was in compliance with the MOU, except for those items related to increased capital.
                   PART II

ITEM 6.Exhibits and Reports on Form 8-K                  Page


       (a) Exhibits:                                      30

         10.7.2 Amendment dated as of March 31, 1995 to the Amendment and Restated Employment
                Agreements by and among SDN Bancorp,
                the Bank and Paul E. Schedler dated
                September 2, 1993 (filed as Exhibit 10.4 to Bancorp's Form 10-QSB for the quarter ended September 30, 1993).

       (b) Reports on Form 8-K:  None

                   SDN BANCORP AND SUBSIDIARY
         SECURITIES AND EXCHANGE COMMISSION FORM 10-QSB


                           SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           SDN BANCORP



DATE: May 12, 1995       Paul E. Schedler                       /s/
                        ------------------------------------------
                         Paul E. Schedler
                         President and Chief Executive Officer


DATE: May 12, 1995       Cathy J. Wingenbach                   /s/
                         -----------------------------------------
                         Cathy J. Wingenbach
                         Principal Accounting Officer