Form 10QSB
period 1995-06-30
SDN BANCORP
filed 1995-08-11
CIK 701255

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                    For Quarterly Period Ended June 30, 1995

                            Commission File # 2-76555

                                   SDN BANCORP
- - --------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)


California                                            95-3683748
- - -------------------------------                       --------------------------
(State or other jurisdiction of                       (I.R.S.Employer
incorporation or organization)                        Identification No.)


135 Saxony Road, Encinitas, California                                92024-0905
- - --------------------------------------                                ----------
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

     Yes   X     No
         -----      -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value                                    564,145
- - --------------------------                         ----------------------------
          Class                                    Outstanding on June 30, 1995

                           SDN BANCORP AND SUBSIDIARY
                 SECURITIES AND EXCHANGE COMMISSION FORM 10-QSB
                                      INDEX


                                                                 Page
PART I - Financial Information

  Item 1. Financial Statements

          Condensed Consolidated Statements of Condition -
          June 30, 1995 and December 31, 1994

          Condensed Consolidated Statements of Operations
          For the six months ended June 30, 1995 and 1994 and Three months ended June 30, 1995 and 1994

          Condensed Consolidated Statements of Cash Flows -
          For the six months ended June 30, 1995 and 1994

          Notes to Condensed Consolidated Financial Statements
  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations



PART II - Other Information

  Item 6. Exhibits and Reports on Form 8-K



Signatures

                           SDN BANCORP AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CONDITION
                       JUNE 30, 1995 AND DECEMBER 31, 1994
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                       JUNE 30,       DECEMBER 31,
                                                          1995            1994
                                                      (UNAUDITED)
                                                      -----------     ------------
    Assets
    Cash and due from banks                            $   4,155      $   2,842
    Interest bearing deposits with
      financial institutions                                 889          1,078
    Investment securities: at cost, approximate
      market value 1995 - $4,445,000;
      1994 - $4,450,000                                    4,427          4,535

    Federal funds sold                                      --             --

    Loans                                                 42,272         46,313
      Less allowance for loan loss                           789            821
                                                       ---------      ---------
                         Loans, net                       41,483         45,492

    Premises and equipment, net                              685            779
    Real estate acquired through foreclosure               1,005          1,288
    Accrued interest receivable
      and other assets                                     1,617          1,672
                                                       ---------      ---------
                                                       $  54,261      $  57,686
                                                       =========      =========
    Liabilities and Shareholders' Equity
    Deposits:
      Demand:
        Non-interest bearing                           $  10,185      $  12,570
        Interest bearing                                   9,808         10,206
      Savings:
        Regular                                            4,956          6,110
        Money market                                       8,517         10,234
      Time:
        Under $100,000                                    15,639         12,212
        $100,000 or more                                   3,898          4,544
                                                       ---------      ---------
               Total deposits                             53,003         55,876
    Accrued expenses and other liabilities                   762            864
    Notes payable                                            675            675
    Mandatory Convertible Debentures                       1,219          1,219
                                                       ---------      ---------
                            Total liabilities             55,659         58,634

    Shareholders' equity (deficit):
      Contributed capital                                  2,951          2,951
      Accumulated deficit                                 (4,349)        (3,899)
                                                       ---------      ---------
      Total shareholders' equity (deficit)                (1,398)          (948)
                                                       ---------      ---------
                                                       $  54,261      $  57,686
                                                       =========      =========

     See accompanying notes to condensed consolidated financial statements.

                           SDN BANCORP AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                    THREE MONTHS ENDED JUNE 30, 1995 AND 1994
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                        THREE MONTHS ENDED      SIX MONTHS ENDED
                                              JUNE 30,              JUNE 30,
                                          1995       1994       1995       1994
                                          ----       ----       ----       ----
Interest Income:
  Interest and fees on loans             $1,037     $  984     $2,107     $1,963
  Interest on Federal funds sold             19         14         47         16
  Interest on deposits with
    financial institutions                   15          9         30         19
  Interest and dividends on
    investment securities                    73         59        138        127
                                         ------     ------     ------     ------
         Total interest income            1,144      1,066      2,322      2,125

Interest Expense:
  Deposits                                  421        331        826        648
  Other borrowed funds                       57         44        110         85
                                         ------     ------     ------     ------
         Total interest expense             478        375        936        733
                                         ------     ------     ------     ------
         Net interest income                666        691      1,386      1,392
Provision for loan losses                    40        258        100        308
                                         ------     ------     ------     ------
  Net interest income after
    provision for loan losses               626        433      1,286      1,084
                                         ------     ------     ------     ------
Non-interest income                         130        142        264        297
Non-interest expense                      1,076        959      2,000      2,027
                                         ------     ------     ------     ------
Net loss                                 $ (320)    $ (384)    $ (450)    $ (646)
                                         ======     ======     ======     ======

Loss per share                           $(0.57)    $(0.68)    $(0.80)    $(1.14)
                                         ======     ======     ======     ======


See accompanying notes to condensed consolidated financial statements.

                           SDN BANCORP AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                          1995          1994
                                                         -------      -------
Operating Activities:
  Net loss                                               $  (450)     $  (646)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Provision for loan losses                              100          308
      Depreciation and amortization                           98          104
      Decrease in accrued interest receivable                 45           38
      Increase in accrued interest payable                   115           44
      Other - net                                           (137)          91
                                                         -------      -------

        Net cash used by operating activities               (229)         (61)
                                                         -------      -------
Investing Activities:
  Net decrease in interest bearing deposits
    other financial institutions                             189          390
  Purchases of investment securities                      (1,500)      (1,860)
  Proceeds from sales and maturities of investment
    securities                                             1,608        1,815
  Net decrease in loans                                    3,909        3,580
  Purchases of premises and equipment                         (4)         (34)
  Proceeds from sale of real estate acquired
    through foreclosures                                     213           60
                                                         -------      -------

      Net cash provided by investing activities            4,415        3,951
                                                         -------      -------

Financing Activities:
  Net decrease in deposits                                (2,873)        (146)
  Net proceeds from issuance of notes payable               --             14
                                                         -------      -------

  Net cash used by financing activities                   (2,873)        (132)
                                                         -------      -------

Net increase in cash and cash equivalents                  1,313        3,758
Cash and cash equivalents at January 1, 1995
   and 1994                                                2,842        4,183
                                                         -------      -------
Cash and cash equivalents at June 30, 1995
   and 1994                                              $ 4,155      $ 7,941
                                                         =======      =======
Supplemental disclosure of cash flow activities:
  Cash paid for income taxes                                   2            2
                                                         =======      =======
  Cash paid for interest                                     821          689
                                                         =======      =======
Supplemental disclosure of non-cash flow activities:
  Other real estate sold and financed by Bank            $   115         --
                                                         =======      =======


     See accompanying notes to condensed consolidated financial statements.

                           SDN BANCORP AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1995
                                   (UNAUDITED)
NOTE 1:

    The condensed consolidated financial statements include the accounts of SDN Bancorp ("Bancorp"), a Bank holding company, and its wholly-owned subsidiary, San Dieguito National Bank ("Bank").

    In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position as of June 30, 1995 and the results of operations and statements of cash flows for the six months ended June 30, 1995 and 1994.

    While management believes that the disclosures presented are adequate to make the information not misleading, it is recommended that these financial statements be read in conjunction with the financial statements and the notes included in Bancorp's 1994 annual report.

NOTE 2:

    On September 21, 1992, the Bank entered into an agreement (the "OCC Agreement") with the Office of the Comptroller of the Currency ("OCC") which, among other matters, requires the Bank to achieve and maintain certain capital ratios. On October 23, 1992, Bancorp signed a Memorandum of Understanding ("MOU") with the Federal Reserve Bank to confirm a plan to correct certain concerns. See "Capital Resources" and "Administrative Proceedings" in Item 2 hereto for information on these matters.

    The Bank is considered "significantly undercapitalized" under the Prompt Corrective Action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") and would be considered "critically undercapitalized" if its ratio of tangible equity to total assets should equal or be less than 2%. At June 30, 1995, the Bank's such ratio was 2.1%. Subject to certain exceptions, in the case of critically undercapitalized depository institutions, the appropriate Federal banking agency is required to appoint a conservator or receiver, generally within 90 days.

    If the Bank is unable to comply with the terms of the OCC Agreement or the MOU, one or more regulatory sanctions may result, including the possible termination of the Bank's Federal Deposit Insurance Corporation's insured status. Bancorp has total notes payable of $975,000 at June 30, 1995 (including $300,000 due to the Bank) all with maturities on or before March 31, 1996 and Mandatory Convertible Debentures of $1,219,000. See Note 5. Bancorp has not been able to make full and timely interest payments on the notes or the Debentures during 1994 and does not have current liquidity to repay the notes as scheduled during 1995. These uncertainties and the net losses incurred during 1994, 1993 and 1992, among others, may indicate that the Bancorp and the Bank will be unable to continue as a going concern. The financial statement impact, if any, from the outcome of these uncertainties cannot presently be determined. Accordingly, no adjustment that may result from the resolution of these matters has been made in the accompanying financial statements.

    Management and the directors are taking a number of steps to increase the capital of both the Bancorp and the Bank or otherwise satisfy the requirements of the OCC Agreement and the MOU and to provide funds required to service future debt payments on the Debentures and other Bancorp debt. This included many discussions and negotiations with potential investors or purchasers. The Bancorp has also used industry professionals for advice and assistance in locating investors or purchasers. As a result of these activities, Bancorp and Bank entered into a Stock Purchase Agreement as further described in
Note 4. No assurance can be given that this transaction will be completed or that adequate capital resources will eventually be obtained.

NOTE 3:

    At June 30, 1995, Bancorp has two promissory notes totaling $300,000 payable to the Bank, both of which bear interest at Wall Street Journal prime plus 2.0%. Both of these notes are due December 31, 1995. The notes are collateralized by certain real property owned by two of Bancorp's directors. In the accompanying consolidated statements of condition, these Bancorp notes payable and the Bank loans receivable have been eliminated.

    Bancorp has a $250,000 line of credit from a director. At June 30, 1995, the balance outstanding on this line of credit was $250,000. This note bears interest at Wall Street Journal prime plus 2.5%. and is due December 30, 1995.

    Bancorp has promissory notes payable to directors aggregating $300,000 and promissory notes payable to three shareholders totaling $125,000. These notes bear interest at Wall Street Journal prime plus 2.0%. Principal and interest on these notes are due March 31, 1996.

    The Bancorp's $1,219,500 aggregate principal amount Mandatory Convertible Debentures bear interest at Wall street Journal prime plus 3.0%, payable quarterly. The Debentures are not subject to any sinking fund requirements and are subordinated in right of payment to the obligations of the Bancorp under any other indebtedness. The Indenture does not provide for a right of acceleration of Debentures upon a default in payment of interest or principal or in the performance of any covenant in the Debentures or the indenture, and no trustee is appointed under the indenture to enforce the rights of Debentureholders. Prior to conversion of the Debentures, a Debentureholder has none of the rights or privileges of a shareholder of the Bancorp.

    In January 1994, certain directors began making cash advances to Bancorp to provide the funds necessary to pay debt service on $700,500 in principal of Debentures owned by non-directors and on three notes totaling $550,000, of which $300,000 is payable to the Bank under two notes due December 31, 1995 and $250,000 is a line of credit payable to a director due December 30, 1995. Effective April 1, 1994, the directors continued to advance additional funds sufficient to service only the debt requirements of these three notes totaling $550,000. The total of all advances was $94,000 as of June 30, 1995. The aggregate accrued unpaid interest on all notes and Debentures was $312,000 as of June 30, 1995. The Directors agreed to defer payment of all interest and principal due on advances and Debentures payable to them through March 31, 1996.

    In July 1994, the non-director Debentureholders were notified that Bancorp no longer had the funds to continue paying interest on the Debentures; and therefore, the quarterly interest payments due for the second, third, and fourth quarters of 1994 and the first and second quarters of 1995 were not made. This constituted a payment default under Section 8.02 of the Indenture. Debentureholders were asked to waive the quarterly payment defaults. According to the Indenture, such a default in the payment of interest can be waived by a majority of the principal amount of the Debentures outstanding, not including the amount owned by Bancorp directors and officers. Signed waivers have been received from a sufficient number of debenture holders thus waiving Bancorp's default in the above mentioned quarterly payments under the Debentures.

    As of August 10, 1995, Bancorp did not have the funds available to meet future debt service requirements of the notes and Debentures. No assurance can be given that Bancorp ultimately will be successful in obtaining a source of funds to meet Bancorp's debt service requirements or that advances from directors will continue. Failure to meet the debt service requirements could force Bancorp to seek bankruptcy protection which could result in a significant adverse impact to Bancorp noteholders, debentureholders and shareholders.

NOTE 4:

    On July 21, 1995, Bancorp and Bank entered into a Stock Purchase Agreement with Dartmouth Capital Group, L.P., where Dartmouth Capital Group would invest approximately $5 million in SDN Bancorp. See "Capital Resources" for additional information.

NOTE 5:

    Per share data is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding. Stock options, which are common stock equivalents, have not been included in the calculation of loss per share. The assumed conversion of the Mandatory Convertible Debentures ("Debentures"), which are not common stock equivalents, were antidilutive for the six months ended June 30, 1995 and 1994.

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

    The balance of impaired loans as defined by SFAS No. 114 was $1,094,000 at June 30, 1995. At June 30, 1995 $1,094,000 of impaired loans had related allowance for loan losses of $129,000. The Bank's average investment in impaired loans was $1,140,000 during the six month period ending June 30, 1995. Cash receipts for impaired loans placed an non-accrual status are first applied to reduce principal.

ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                SIX MONTHS ENDED
                                  JUNE 30, 1995
SUMMARY:

    SDN Bancorp ("Bancorp") owns 100% of San Dieguito National Bank ("Bank"). Bancorp has had no significant business activities independent from the Bank. Accordingly, the following discussion relates primarily to the operating results and financial condition of the Bank.

    Average earning assets of the Bank for the first six months of 1995 were approximately $51.1 million, a decrease of $3.2 million or 5.9% from the average for the comparable six month period in 1994. Average earning assets have generally decreased since the second quarter of 1992. Total assets at June 30, 1995 were $54.3 million compared to total assets of $57.7 million at December 31, 1994 and $61.3 million at June 30, 1994.

    Average loans for the first six months of 1995 were approximately $43.9 million, a decrease of $3.9 million or 8.2% from the average for the comparable six month period in 1994. Total loans at June 30, 1995 were $42.3 million compared to $46.3 million at December 31, 1994. This $4.0 million decrease was a result of a $1.4 million decrease in construction and real estate loans, a $1.8 million decrease in commercial loans, and a $0.8 million decrease in consumer and equity loans.

    Average deposits for the six months of 1995 were approximately $44.9 million, a decrease of $3.4 million or 7.0% from the average for the comparable six month period in 1994. Total deposits decreased to $53.0 million at June 30, 1995 compared to $55.9 million at December 31, 1994. This $2.9 million decrease is primarily due to a $2.8 million decrease in demand deposits plus a $2.9 million decrease in savings deposits (including money market) offset by a $2.8 increase in time certificates of deposit.

    For the six months ended June 30, 1995, Bancorp had a net loss of $450,000 compared to a net loss of $646,000 for the same period in 1994. The 1995 net loss is less than the comparable 1994 six-month loss primarily due to a $200,000 reduction in the provision for loan losses.

NET INTEREST INCOME AND NET INTEREST MARGIN

    In the first six months of 1995, Bancorp's net interest income (including loan fees) decreased $6,000 as the result of a decrease in average earning assets offset by an increase in interest rates. The prime lending rate was 7.25% at June 30, 1994 and increased several times in 1994 and once in the first quarter of 1995. The prime lending rate was 9.0% at June 30, 1995. See "Economic Considerations".

    Comparing the first six months of 1995 to those of 1994, the yield on average earning assets increased to 9.2% from 7.9%, while the average cost of interest bearing liabilities increased to 4.0% from 2.9%. The net interest margin was 5.5% for the first six months of 1995 compared to 5.2% for the first six months of 1994. This higher net interest margin reflects the increase in the prime lending rate.

    Loan fee income decreased $14,000 for the first six months of 1995 compared to 1994. This decrease reflects the continued decline in local construction lending as well as difficulties in competing for construction loans with a reduced lending limit.

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

    The allowance for loan losses was $789,000 at June 30, 1995 compared to $821,000 at December 31, 1994. The allowance for loan losses was 1.9% of gross loans at June 30, 1995 and 1.8% at December 31, 1994. During the first six months of 1995, the provision for loan losses was $100,000, loan charge-offs were $183,000 and recoveries were $51,000. This compares favorably to a provision for loan losses of $308,000, loan charge-offs of $302,000 and recoveries of $76,000 during the first six months of 1994.

    At June 30, 1995, $31.4 million or 74% of total loans were secured by deeds of trust on real estate. This includes loans to companies or individuals for business purposes which are also secured by real estate. The Bank, like other banks, also makes a number of loans to companies and individuals which are secured by other collateral or based solely upon the cash flow, income, character and/or net worth of the borrower. At June 30, 1995, the Bank had $10.9 million or 26% of total loans in this category. The majority of these loans are collateralized by business property, personal property and/or governmental agency guarantees. The collection of these loans is more dependent upon the borrower's financial capability at maturity than loans that are secured by real estate.

    Non-performing loans and other real estate owned ("OREO") are summarized as follows:

                                       (Dollars in Thousands)
                                        June 30, December 31,
                                          1995       1994
                                          ----       ----
    Non-performing loans:
        Loans past due 90 days or more
         and still accruing              $   62     $  826
        Loans on non-accrual              2,330      1,666
                                         ------     ------
         Non-performing loans            $2,392     $2,492
                                         ======     ======
         As a percent of total loans        5.7%       5.4%
                                         ======     ======

    OREO                                 $1,005     $1,288
                                         ------     ------
        Non-performing assets            $3,397     $3,780
                                         ======     ======

         As a percent of total assets       6.3%       6.5%
                                         ======     ======


    The $2,330,000 in loans on non-accrual at June 30, 1995 consists of nineteen loans of which thirteen loans totaling 95% of the total amount are secured by realestate. The weighted average loan to appraised value ratio of these thirteen loans, excluding four 90% FHA guaranteed loans, is approximately 64%. Accordingly, the Bank does not anticipate significant losses on these loans. Foreclosure proceedings on two of these non-accrual loans totaling $777,000 has resulted in OREO as of August 10, 1995. At December 31, 1994, the $1,666,000 in loans on non-accrual consisted of sixteen loans, of which seven loans totaling 88%of the total dollar amount were secured by real estate.

    Using the peer group of all banks headquartered in San Diego County with total assets less than $500 million as of March 31, 1995, the most recent peer groupdata available, the ratio of the allowance for loan losses to non-performing loanswas 59% for such regional peer group compared to the Bank's ratio of 29%. At June 30, 1995, the same ratio for the Bank was 32% as a result of a $13,000 decreasein the allowance for loan losses and a $391,000 decrease in non-performing loans atJune 30, 1995 compared to March 31, 1995. This decrease in non-performing loanswas largely a result of a $299,000 loan paid in full by the borrower in April, 1995 and charge-offs for five loans totaling $91,000. As of March 31, 1995, non-performing loans as a percentage of total loans was 4% for the regional peer group compared to the Bank's percentage of 6%.

    The OREO balance of $1,005,000 at June 30, 1995 is composed of three properties. The decrease compared to December 31, 1994 resulted from one property with a carrying value of $213,000 which was sold in March 1995 resulting in an additional loss of $13,000. Another OREO property was written down by $70,000 as a result of the most recent OCC examination. As of August 10, 1995, the OREO balance was approximately $2,080,000 as a result of recent foreclosure proceedings on two non-accrual loans totaling $777,000 plus the Bank's payment of the senior debt on one of these loans. All of the OREO properties are recorded at amounts which are equal to or less than the market value based on current independent appraisals reduced by estimated selling costs. The Bank is in compliance with SOP 92-3.

    A portion of the non-performing loans represents the Bank's willingness to allow loans to go into default in order to pursue collection efforts rather than to grant liberal loan renewals. As discussed above, most of the non-performing loans and OREO are secured by residential real estate.

    Given the current local economic conditions and the importance of real estate values to the Bank's loan portfolio, it is possible the level of non-performing loans may increase until the local economy improves significantly. Current collection and foreclosure activities are likely to result in additional non-accrual and OREO amounts. See "Economic
Considerations".

    The calculation of the adequacy of the allowance for loans losses requires the use of management estimates. These estimates are inherently uncertain and depend on the outcome of future events. Management's estimates are based upon previous loan loss experience, current economic conditions as well as the volume, growth and composition of the loan portfolio, the estimated value of collateral and other relevant factors. The Bank's lending is concentrated in Southern California, which has experienced adverse economic conditions, including declining real estate values. These factors have adversely affected borrowers' ability to repay loans. Although management believes the level of the allowance as of June 30, 1995 is adequate to absorb losses inherent in the loan portfolio, additional decline in the local economy may result in increasing losses that cannot reasonably be predicted at this date. The possibility of increased costs of collection, non-accrual of interest on those which are or may be placed on non-accrual, and further charge-offs could have an adverse impact on Bank's and Bancorp's financial condition in the future.

NON-INTEREST INCOME

    Non-interest income decreased by $33,000 for the first six months of 1995 compared to the same period in 1994. This was largely the result of deposit service charges which decreased $26,000 in the first six months of 1995 compared to the same six-month period in 1994.

NON-INTEREST EXPENSES

    Non-interest expenses for the first six months of 1995 decreased $27,000 compared to the first six months of 1994. This is a result of decreases in salaries, occupancy, and OREO expenses of approximately $35,000 each. These decreases were offset by an increase in other expenses totaling $86,000 recorded in June 1995 as a result of the most recent OCC examination.

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

PROVISION FOR INCOME TAXES

    As a result of a net operating loss for the first six months of 1995, there is no provision for Federal or California income tax. Bancorp and Bank have a substantial Federal income tax loss carryforward available for use in future years.

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

The following is a summary of the Bank's risk weighted capital and leverage ratios at June 30, 1995:

                                                                        OCC
                                                           Regulatory   Agreement
                                                Actual     Required     Required
                                                ------     --------     --------
Bank Only:
   Total capital vs. risk adjusted assets         4.1%        8.0%        9.5%
   Tier 1 capital vs. risk adjusted assets        2.8         4.0         9.5
   Tier 1 capital vs. adjusted total assets
    (Leverage)                                    2.1         3.0         6.0

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

    As of June 30, 1995, approximately $2.5 million in additional capital would be necessary to meet the OCC capital ratio requirements. Bancorp also needs additional capital or debt funds to pay past due and future debt service on its mandatory convertible debentures, as well as the debt service and refinancing of short term notes payable. Such capital, debentures, notes payable and repayment plans are further described in Notes 2, 11 and 12 to the Consolidated Financial Statements included in Bancorp's 1994 Annual Report, and Notes 2 and 3 hereto.

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

    On July 21, 1995 Bancorp and Bank entered into a definitive Stock Purchase Agreement with Dartmouth Capital Group, L.P., a limited partnership. Under the terms of the Agreement, Dartmouth Capital Group would invest approximately $5 million in Bancorp and, as part of a broader recapitalization, holders of approximately 56% of Bancorp's outstanding subordinated convertible debentures have agreed to cancel their debentures. The Agreement requires Dartmouth Capital Group to invest an amount sufficient to restore Bancorp's capital to approximately 6% of its assets. Bancorp, in turn, will contribute a sufficient amount of the new capital to the Bank to meet the OCC capital ratio requirements. After the recapitalization, it is expected that Dartmouth Capital Group investors would own, directly or indirectly, approximately 94% of Bancorp common stock outstanding as of the recapitalization. Dartmouth Capital Group's ownership interest may increase to up to 97% depending upon the outcome of possible post-closing adjustments. Completion of the transaction is subject to a number of conditions, including the approval of shareholders and the Federal Reserve Bank.


LIQUIDITY

    The Bank relies on deposits as its principal source of funds and, therefore, must be in a position to service depositors' needs as they arise. Management of the Bank attempts to maintain a loan-to-deposit ratio of not greater than 85% and a liquidity ratio (liquid investments to deposits and other short term liabilities) of approximately 20%. The average loan-to-deposit ratio was 79% for the six-month period ending June 30, 1995 and 80% for the same period in 1994. The average liquidity ratio was 20% during the first six months of 1995 and 19% during the same period in 1994. While fluctuations in the balances of a few large depositors cause temporary increases and decreases in liquidity from time to time, the Bank has not experienced difficulty in dealing with such fluctuations from existing liquidity sources.

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

    Bancorp's liquidity needs are primarily limited to debt service. In order for Bancorp to meet its debt service requirements and pay prior loans, Bancorp obtained additional loans as described in Note 11 to the Consolidated Financial Statement in Bancorp's 1994 Annual Report, and Note 3 hereto.

    The Directors agreed to defer payment of all interest and principal due on all outstanding indebtedness payable to them through March 31, 1996, except for the $250,000 line of credit. Three non-director shareholders agreed to defer payment of interest and principal on notes payable to them aggregating $125,000. In January, 1994, certain Directors began making cash advances to Bancorp to provide the funds necessary to pay debt service on $700,500 in principal of Debentures owned by non-directors and on three notes totaling $550,000, of which $300,000 is payable to the Bank under two notes due December 31, 1995 and $250,000 is a line of credit payable to a Director due December 30, 1995. Effective April 1, 1994, the Directors continued to advance additional funds sufficient to service only the debt requirements of these three notes totaling $550,000.

    In July 1994, the non-director debentureholders were notified that Bancorp no longer had the funds to continue paying interest on the Debentures; and, therefore, the quarterly interest payments due for the second, third, and fourth quarters of 1994 and first and second quarters of 1995 were not made. This constituted a payment default under Section 8.02 of the Indenture. Debentureholders were asked to waive the quarterly payment defaults. According to the Indenture, such a default in the payment of interest can be waived by a majority of the principal amount of the Debentures outstanding, not including the amount owed by Bancorp Directors and officers. Signed waivers have been received from a sufficient number of debentureholders thus waiving Bancorp's default in the above mentioned quarterly payments under the Debentures. The total of all advances was $94,000 as of June 30, 1995. The aggregate accrued unpaid interest on all notes and Debentures is $312,000 as of June 30, 1995.

    As of August 10, 1995 Bancorp did not have the funds available to meet future debt service requirements of the notes and Debentures or to perform on the guaranty to the OCC. See "Administrative Proceedings". No assurance can be given that Bancorp ultimately will be successful in obtaining a source of funds to meet Bancorp's debt service requirements through the consummation of the Stock Purchase Agreement or otherwise. There is also no assurance the advances from the Directors will continue. Failure to meet the debt service requirements could force Bancorp to seek bankruptcy protection which would result in a significant adverse impact to Bancorp noteholders, debentureholders and shareholders.

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

ECONOMIC CONSIDERATIONS

    Approximately 74% of the Bank's loan portfolio at June 30, 1995 consisted of short-term loans tied to a floating interest rate which changes annually or more frequently (32% is tied to a daily floating prime rate). This loan portfolio mix enables the Bank to adjust its yields quickly in a changing interest rate environment. The Bank's assets are more sensitive to interest rate changes than its liabilities. This is partly because it has more non-interest bearing liabilities (demand deposits and capital) than non-interest earning assets. Given these circumstances and absent other factors, declining market rates of interest will generally have a negative impact on the Bank's net interest income, while rising interest rates will have a positive effect.

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

    The 1994 OCC examination commenced April 18, 1994. The OCC concluded that the Bank continues to be in non-compliance with above item 2, minimum capital levels, and in partial compliance with above items 7 and 8.

    On May 22, 1995 the OCC commenced it's 1995 annual examination. The OCC concluded that the Bank continues to be in non-compliance with above item 2, minimum capital levels and in partial compliance with items 4, 9, and 10. At June 30, 1995, the Bank's capital ratios did not meet those required by the OCC Agreement as of such date.

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

    In accordance with the prompt corrective action provisions of FDICIA, in February 1994, the Bank submitted to the OCC a capital restoration plan and Bancorp submitted to the OCC a guaranty of the capital restoration plan. The amount of such guaranty is limited to the lesser of (i) 5% of the Bank's total assets at December 31, 1993, the date the OCC deemed the Bank to have notice that it was significantly undercapitalized or (ii) the amount which is necessary to bring the Bank into compliance with all applicable capital standards at the time the Bank fails to comply with the capital restoration plan. The capital restoration plan provided that the anticipated primary source of additional capital for the Bank would be provided through funds received from an investor or purchaser during the fourth quarter of 1994. That plan was approved by the OCC in March 1994. Revised plans have since been filed by the Bank. The revised plans also provide that the anticipated primary source of additional capital will be provided through funds received from an investor or purchaser. The OCC has not approved the revised plans. The OCC has indicated the OCC Agreement will be lifted upon consummation of the Stock Purchase Agreement.

    On October 23, 1992, the Bancorp signed a Memorandum of Understanding ("MOU") with the FRB to confirm a plan to correct concerns arising from their inspection of the condition of the Bancorp as of March 31, 1992. Bancorp agreed to not pay dividends, add or replace a director or executive officer, or incur additional debt without the prior approval of the FRB. In accordance with the MOU, Bancorp submitted a plan to the FRB by December 30, 1992 which set forth its plan to increase the capital of Bancorp and address other procedural matters. Revised plans to increase capital are submitted to the FRB as such plans are approved by the OCC. In addition, Bancorp reports quarterly on its progress to correct matters contained in the MOU. As of June 30, 1995 management of Bancorp believed it was in compliance with the MOU, except for those items related to increased capital. The FRB has indicated the MOU will be lifted upon consummation of the Stock Purchase Agreement.

                                     PART II

ITEM 6.Exhibits and Reports on Form 8-K                   Page
       (a)  Exhibits:                                      30

        2.1 Stock Purchase Agreement By and Among SDN Bancorp, San Dieguito
            National Bank and Dartmouth Capital Group, L.P. (Copies of exhibits and schedules to the Stock Purchase Agreement will be submitted upon request.)

       (b)  Reports on Form 8-K:  None

                           SDN BANCORP AND SUBSIDIARY

                 SECURITIES AND EXCHANGE COMMISSION FORM 10-QSB


                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SDN BANCORP



DATE:   8-11    , 1995   Paul E. Schedler                  /s/
     -----------         -------------------------------------
                         Paul E. Schedler
                         President and Chief Executive Officer




DATE:   8-11    , 1995   Cathy J. Wingenbach               /s/
     -----------         -------------------------------------
                         Cathy J. Wingenbach
                         Principal Accounting Officer