Form 10QSB
period 1995-09-30
SDN BANCORP
filed 1995-11-15
CIK 701255

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           FORM 10-QSB


           Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934


         For Quarterly Period Ended September 30, 1995

                    Commission File # 2-76555

                        SDN BANCORP, INC.
--------------------------------------------------------------------
(Exact name of small business issuer in its charter)

Delaware                                      95-3683748
-------------------------------		      -------------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)



135 Saxony Road, Encinitas, California                 92024-0905
----------------------------------------	       ----------
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

     Yes    X         No
	  ------     ----

              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value                895,467
----------------------------       ---------------------------------
          Class                    Outstanding on September 30, 1995

		           SDN BANCORP, INC. AND SUBSIDIARY
    		  SECURITIES AND EXCHANGE COMMISSION FORM 10-QSB
                  		       INDEX


                                                                 Page
PART I - Financial Information

  Item 1. Financial Statements

          Condensed Consolidated Statements of Condition -           3
          September 30, 1995 and December 31, 1994

          Condensed Consolidated Statements of Operations            4
          For the nine months ended September 30, 1995 and 1994 and Three months ended September 30, 1995 and 1994

          Condensed Consolidated Statements of Cash Flows -          5
          For the nine months ended September 30, 1995 and 1994

          Condensed Consolidated Statements of Shareholder's Equity For the year ended December 31, 1994 and the nine months
          ended September 30, 1995.                                  6

          Notes to Condensed Consolidated Financial Statements       7

  Item 2. Management's Discussion and Analysis of Financial         14
          Condition and Results of Operations



PART II -Other Information

  Item 4. Submission of Matters to a vote of Security Holders       29

  Item 5. Other                                                     29

  Item 6. Exhibits and Reports on Form 8-K                          30


  Signatures                                                        31

			   SDN BANCORP, INC. AND SUBSIDIARY
       		   Condensed Consolidated Statements of Condition
          	     September 30, 1995 and December 31, 1994
                             (Dollars in thousands)
                                  (Unaudited)

                                               September 30,  December 31,
                                                    1995          1994               						------------  -----------
                                               ------------   -----------
Assets
Cash and due from banks                           $  3,606       $2,842
Federal funds sold                                   6,000           -
Interest bearing deposits with
   financial institutions                              493        1,078
Held to maturity investment securities:
   at amortized cost, approximate
   market value 1995 - $4,453,000;
   1994 - $4,450,000                                  4,425       4,535

Loans                                                40,200      46,313
   Less allowance for loan losses                       852         821
                                           					     ------      ------
    Loans, net                                       39,348      45,492

Premises and equipment, net                             643         779
Real estate acquired through foreclosure              1,682       1,288
Accrued interest receivable
   and other assets                                   1,603       1,672
                                            						   --------   ---------
                                                   $ 57,800   $  57,686
					                                               ========   =========
Liabilities and Shareholders' Equity
Deposits:
   Demand:
    Non-interest bearing                            $11,748     $12,570
    Interest bearing                                 10,530      10,206
   Savings:
    Regular                                           5,087       6,110
    Money market                                      8,351      10,234
   Time:
    Under $100,000                                   13,976      12,212
    $100,000 or more                                  3,333       4,544
                                           					     -------     ------
    Total deposits                                   53,025      55,876

Accrued expenses and other liabilities                  744         864
Notes payable                                             -         675
Mandatory Convertible Debentures                        537       1,219
                                          						     -------     ------
Total liabilities                                    54,306      58,634

    Shareholders' equity (deficit):
  Preferred stock, $.01 par value; 1,000,000 shares
   authorized, no shares issued and outstanding at
   September 30, 1995 and December 31, 1994                -          -
  Common stock, $.01 par value; 6,000,000 shares
   authorized; 895,467 issued and outstanding
   (564,145 at December 31, 1994; no par value)            9           -
  Additional paid-in capital                           7,607       2,951
  Accumulated deficit                                 (4,122)     (3,899)
						                                              --------      -------
    Total shareholders' equity (deficit)               3,494        (948)
                                                    --------    ---------
                                                    $ 57,800    $ 57,686
                                           						    ========    ========

    See accompanying notes to condensed consolidated financial statements.
                                    					3

                	SDN BANCORP, INC. AND SUBSIDIARY
       		Condensed Consolidated Statements of Operations
        	Nine months ended September 30, 1995 and 1994
       		Three months ended September 30, 1995 and 1994
    		(Dollars in thousands, except for per share amounts)
                	         (Unaudited)

            	                           Three Months Ended  Nine Months Ended
                                               September 30,   September 30,

                                                1995    1994      1995   1994
                                                ----   ----      ----   ----
                                                         C>

Interest Income:
  Interest and fees on loans                 $  1,012 $   1,028$  3,119 $ 2,991
  Interest on Federal funds sold                   27        27      74      43
  Interest on deposits with
    financial institutions                         13        10       43     29
  Interest and dividends on
    investment securities                          71       58      209    185
						                                          -----  	  -----    -----   -----
Total interest income                           1,123    1,123    3,445  3,248

Interest Expense:
  Deposits                                        401     347     1,227    995
  Other borrowed funds                             55      48       165    133
                                                -----    ----     -----  -----
         Total interest expense                   456     395     1,392  1,128
                                                -----    ----     -----  -----
         Net interest income                      667     728     2,053  2,120
Provision for loan losses                         145     125       245    433
                                                -----    ----     -----  -----
  Net interest income after
    provision for loan losses                     522     603     1,808  1,687

Non-interest income                               154     243       418    540
Non-interest expense                            1,361     954     3,361  2,981
                                                -----    ----     -----  -----
Net loss before extraordinary item        $      (685)$  (108)  $(1,135)$ (754)
Extraordinary Item:
  Gain from extinguishment of debt              1,068      -      1,068     -
                                                -----    -----    -----  ------
Net Income (loss)                                 383    (108)      (67)  (754)
                                                =====    =====    ======  =====
Income (loss) per Common Share:
   Income (loss) before
     extraordinary item                      $ (10.89) $(2.01)$ (19.98)$ (14.03)
   Extraordinary item - gain from
    extinguishment of debt                      16.98      -      18.80      -
                                             --------  -------   -------   ------
   Net Income (loss)                         $   6.09  $(2.01) $ (1.18)$ (14.03)
                                             ========  =======  =======   ======


See accompanying notes to condensed consolidated financial statements.
                          				4

		         SDN BANCORP, INC. AND SUBSIDIARY
  		Condensed Consolidated Statements of Cash Flows
		For the Nine Months Ended September 30, 1995 and 1994
              			(Dollars in thousands)
                    			(Unaudited)


                                                       1995     1994
                                                   				----	   ----
Operating Activities:
  Net loss                                             $ (67)    $(754)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Provision for loan losses                           245      433
      Depreciation and amortization                       146      154
      Increase in accrued interest receivable             (16)     (52)
      Decrease (increase) in accrued interest payable    (115)      86
      Provision for OREO                                  445      131
      Gain from extinguishment of debt                 (1,068)      -
    Other - net                                           447      (59)
							                                                  -----    -----
        Net cash used by operating activities              17      (61)
							                                                  -----    -----
Investing Activities:
  Net decrease in interest bearing deposits
    other financial institutions                          585      290
  Purchases of investment securities                   (1,500)  (2,066)
  Proceeds from maturities of investment securities     1,610    2,031
  Net decrease in loans                                 4,847    2,007
  Purchases of premises and equipment                    (10)     (55)
  Proceeds from sale of real estate acquired
    through foreclosures                                  213    1,101
                                                 							------   -----
      Net cash provided by investing activities         5,745    3,308

Financing Activities:
  Net decrease in deposits                             (2,851)  (1,210)
  Repayment of notes payable                             (656)      -
  Net proceeds from issuance of notes payable               -       14
  Net Proceeds from issuance of common stock            4,509       -
                                                 							------  -------
     Net cash provided (used) by financing activities   1,002   (1,196)
							                                                 -----   -------
Net increase in cash and cash equivalents               6,764    2,051
Cash and cash equivalents at January 1, 1995
   and 1994                                             2,842    4,183
Cash and cash equivalents at September 30, 1995       -------   -------
   and 1994                                           $ 9,606  $ 6,234
Supplemental disclosure of cash flow activities:
  Cash paid for income taxes                          $     2  $     2
                                                      -------  -------
  Cash paid for interest                              $ 1,245  $ 1,156
                                                      -------  -------
Supplemental disclosure of non-cash flow activities:
  Other real estate sold and financed by Bank         $   115  $   215
                                                      -------  -------

See accompanying notes to condensed consolidated financial statements.

			SDN BANCORP, INC. AND SUBSIDIARY
	Condensed Consolidated Statements of Shareholder's (Deficit) Equity
     		For the Year Ended December 31, 1994 and the Nine Months Ended September 30, 1995
              		(Dollars in thousands)
                    		(Unaudited)

                            Number         Additional
                              of    Common   Paid-in  Accumulated
                             Shares  Stock    Capital    Deficit     Total


Balance at January 1, 1994   564,145    $-     $2,951   $(2,910)        41
 Net loss                         -      -         -       (989)      (989)
                             ------- -------   ------   -------  ---------
Balance at December 31, 1994  564,145     -     2,951    (3,899)      (948)

 Reverse stock split
 (21 for 1) and change
 in par value                (537,281)    -        -          -         -

 Stock dividend                26,864       1     155      (156)        -

 Issuance of common stock     841,739       8   4,501         -      4,509

 Net loss                         -         -        -      (67)       (67)
                              -------   ------ -------   -------     ------
Balance at September 30, 1995 895,467   $   9  $7,607  $ (4,122) $   3,494
                              =======   ====== ======= =========     =====




See accompanying notes to condensed financial statements.

                SDN BANCORP, INC. AND SUBSIDIARY

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1995
                           (Unaudited)
NOTE 1:
 The condensed consolidated financial statements include the accounts of SDN Bancorp, Inc., a Delaware corporation, a Bank holding company, ("Bancorp" or the "Company"), and its wholly-owned subsidiary, San Dieguito National Bank ("Bank"). In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position as of September 30, 1995 and the results of operations and statements of cash flows for the nine months ended September 30, 1995 and 1994. While management believes that the disclosures presented are adequate to make the information not misleading, it is recommended that these financial statements be read in conjunction with the financial statements and the notes included in Bancorp's 1994 annual report.

NOTE 2:
 As of September 30, 1995, Bancorp completed the recapitalization (the "Recapitalization") contemplated by the July 21, 1995 Stock Purchase Agreement (the "Stock Purchase Agreement") by and among SDN Bancorp, a California corporation, ("Bancorp--CA"), the Bank and Dartmouth Capital Group, L.P.
(the "Partnership").

The first step of the Recapitalization occurred as of September 27, 1995, when Bancorp--CA reincorporated under Delaware law through its merger (the "Merger") with and into SDN Bancorp, Inc., a newly-formed subsidiary that was incorporated under Delaware law ("Bancorp" or the"Company"), with Bancorp constituting the surviving corporation. In the Merger, each Bancorp--CA shareholder received one share of common stock, $.01 par value per share (the "Common Stock") of Bancorp for every twenty-one shares of common stock, no par value per share, that theshareholder held in Bancorp--CA.

 In accordance with the terms of the Stock Purchase Agreement, effective as of September 30,1995, the Company issued and sold a total of 841,739 shares
(the "Shares") of Common Stock to the Partnership and certain investors in the Partnership (collectively, the "New Investors"). The aggregate consideration paid for the Shares was $4,900,000 million in cash. After transaction costs of $391,000, Bancorp realized net proceeds of $4,509,000. The Shares represent, in the aggregate, 94% of the shares of Common Stock outstanding immediately after such issuance. The Partnership owns 48% of the Common Stock. Depending upon the outcome of certain future contingencies described in the Stock Purchase Agreement, the Partnership could receive additional shares of the Company Common Stock currently being held in escrow, thereby increasing its interest to as much as 51% of the outstanding shares of common stock of the Company. Alternatively, also depending upon the outcome of those contingencies, the shares of Company Common Stock now in escrow will be distributed to the holders of the Shares of Company
Common Stock that were outstanding as of September 28, 1995.

As contemplated by the Stock Purchase Agreement, the purchase of the Shares was conditioned upon, among other things, the prior consummation of the Merger and forgiveness of a total of

$1,068,000 of principal and accrued interest with respect to certain of the Company's subordinated debentures and senior debt. This amount has been reflected as an extraordinary gain in the Statement of Operations.

 Prior to September 30, 1995, the Bank was considered "significantly undercapitalized" under the Prompt Corrective Action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") and would have been considered "critically undercapitalized" if its ratioof tangible equity to total assets were equal to or less than 2%. At August 31, 1995, the Bank's ratio was 2.04%. As part of the Recapitalization, Bancorp contributed approximately $3.2 million of capital to the Bank. As a result of the infusion of new capital as of September 30, 1995, Bancorp and the Bank were "well capitalized" for Federal regulatory purposes, with ratios of Tier1 capital to adjusted total assets of approximately 6.4% and 6.8%, respectively and ratios of total capital to risk weighted assets of 10.8% and 10.2%, respectively. See "Capital Resources" in Item 2 hereto for additional information.


 On September 21, 1992, the Bank entered into an agreement (the "OCC Agreement") with the Office of the Comptroller of the Currency ("OCC") which, among other matters, required the Bank to achieve and maintain certain capital ratios. On October 23, 1992, Bancorp signed a Memorandum of Understanding ("MOU") with the Federal Reserve Bank ('FRB") to confirm a plan to correct certain concerns.
Upon completion of the Recapitalization as described above, the OCC terminated the OCC Agreement and the FRB terminated the MOU. See "Administrative Proceedings" in Item 2 hereto for additional information.

NOTE 3:
 Prior to the Recapitalization, Bancorp had a $250,000 line of credit payable to a director with an outstanding balance of $250,000 at an interest rate of Wall Street Journal prime plus 2.5%. This line of credit was due December 30, 1995. Bancorp also had promissory notes payable to three directors aggregating $300,000 and promissory notes payable to three shareholders totaling $125,000 each at an interest rate of Wall Street Journal prime plus 2.0%. These notes were due March 31, 1996.

 Bancorp's Mandatory Convertible Debentures outstanding prior to the Recapitalization totaled $1,219,500. The outstanding Debentures bear interest at Wall Street Journal prime plus 3.0%, payable quarterly. The Debentures are not subject to any sinking fund requirements and are subordinated in right of payment to the obligations of the Bancorp under any other indebtedness. The Indenture does not provide for a right of acceleration of Debentures upon a default in payment of interest or principal or in the performance of any covenant in the Debentures or the Indenture, and no trustee is appointed under the Indenture to enforce the rights of Debentureholders. Prior to conversion of the Debentures, a Debentureholder has none of the rights or privileges of a shareholder of Bancorp.

 In January 1994, certain directors began making cash advances to Bancorp to provide the funds necessary to pay debt service on $700,500 in principal of Debentures owned by non-directors and on three notes totaling $550,000, (consisting of the above mentioned $300,000 payable to the Bank and the $250,000 line of credit payable to a director). Effective April 1, 1994, the directors continued to advance additional funds sufficient to service the debt requirements of these three notes totaling $550,000 but not the $700,500 in principal of Debentures held by non-directors.

The total of all advances was $105,900 as of September 30, 1995.

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

 On September 30, 1995, upon completion of the Stock Purchase Agreement, certain of the above Bancorp indebtedness was forgiven or paid as described below. The $250,000 line of credit payable to a director was satisfied through a principal payment of $230,810 plus unpaid interest of $6,094 and the forgiveness of the remaining principal of $19,190 by the holders. The principal portion of the notes payable to three directors totaling $300,000 and the notes payable to three shareholders totaling $125,000 were paid in full. The unpaid interest totaling $97,655 on all six of the notes was forgiven by the holders.
Debentures with an aggregated face amount of $682,000 and unpaid interest of $163,191 were forgiven by the holders. On October 12, 1995, Bancorp paid all past due interest, plus 1995 third quarter interest, on the $537,500 in remaining Debentures. This interest totaled $88,868. The $105,900 cash advances from directors were forgiven by the Directors.

 As a result of the above actions, Bancorp made principal payments of $955,810 and interest payments of $102,313. Principal and advances of $807,090 and interest of $260,846, for a total of $1,067,936, were forgiven.

NOTE 4:
 Per share data is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding. Per share data has been restated to reflect the one for twenty-one reverse stock split. and the $26,864 common stock dividend. The assumed conversion of the Mandatory Convertible Debentures ("Debentures"), which are not common stock equivalents, was antidilutive for the nine months ended September 30, 1995 and 1994.

NOTE 5:
 Real estate acquired through foreclosure or deed-in-lieu of foreclosure (Other Real Estate Owned or OREO) is recorded at the lesser of the outstanding loan amount or market value less estimated cost to sell, at the time of foreclosure.


NOTE 6:
 Bancorp adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" effective January 1, 1993. On January 1, 1994 Bancorp adopted the provision of Statement of Financial Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". There were no material effects of adoption of either statements.

 Effective January 1, 1995 the Bank adopted Statement of Financial Accounting Standards No.
				12

114 (SFAS No. 114) "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures".

 The balance of impaired loans as defined by SFAS No. 114 was $1,513,000 at September 30, 1995. At September 30, 1995 $1,513,000 of impaired loans had related allowance for loan losses of $206,000. The Bank's average investment in impaired loans was $926,000 during the nine month period ending September 30, 1995. Cash receipts for impaired loans placed on non-accrualstatus are first applied to reduce principal.

ITEM 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS
                        Nine months ended
                       September 30, 1995
SUMMARY:
 As of September 30, 1995, SDN Bancorp, a California corporation ("Bancorp--CA") completed the recapitalization (the "Recapitalization") contemplated by the July 21, 1995 Stock Purchase Agreement (the "Stock Purchase Agreement") whereby Bancorp--CA reincorporated under Delaware law through its merger (the "Merger") with and into SDN Bancorp, Inc., a newly formed corporation under Delaware law ("Bancorp" or the "Company"), with Bancorp constituting the surviving corporation, and thereafter sold an aggregate of 841,739 shares of Company Common Stock to Dartmouth Capital Group, L.P., a Delaware limited partnership (the "Partnership") together with certain of its partners (collectively, the "New Investors"). As a result of this Recapitalization and Merger, Bancorp is owned 94% by the New Investors. The Partnership, which owns 48% of the Common Stock, is controlled by its sole general partner, Dartmouth Capital Group, Inc., a Delaware corporation ("DCG, Inc."). The Partnership is actively considering the acquisition of controlling or substantial equity positions in various other financial institutions.

 Bancorp owns 100% of San Dieguito National Bank ("Bank"). As of September 30, 1995, Bancorp has had no significant business activities independent from the Bank. Accordingly, the following discussion relates primarily to the operating results and financial condition of the Bank.

 Average earning assets of the Bank for the first nine months of 1995 were approximately $50.4 million, a decrease of $3.8 million or 7.0% from the average for the comparable nine month period in 1994. Average earning assets have generally decreased since the second quarter of 1992. Total assets of the Bank were $58.0 at September 30, 1995 compared to total assets of $58.0 at December 31, 1994 and $60.6 at September 30, 1994. Total consolidated assets at September 30, 1995 were $57.8 million compared to total assets of $57.7 million at December 31, 1994 and $60.3 million at September 30, 1994. Total assets at September 30, 1995 included $3.5 million as a result of the Recapitalization.

 Average loans for the third quarter of 1995 were approximately $40.9 million, a decrease of $5.5 million or 11.9% from the average for the third quarter of 1994. Total loans at September 30, 1995 were $40.2 million compared to $46.3 million at December 31, 1994. This $6.1 million decrease was primarily a result of a $3.1 million decrease in commercial loans and a $2.6 milliondecrease in real estate loans.

 Average deposits for the third quarter of 1995 were approximately $53.4 million (excluding Bancorp's deposit account which is eliminated in consolidation), a decrease of $6.0 million or 10.1% from the average for the third quarter of 1994. Total deposits decreased to $53.0 million at September 30, 1995 compared to $55.9 million at December 31, 1994. This $2.9 million decrease is primarily due to a $0.5 million decrease in demand deposits plus a $2.9 million decrease in savings deposits (including money market) offset by a $0.5 million increase in time certificates of deposit.

 For the nine months ended September 30, 1995, Bancorp had a consolidated net loss of $67,000 compared to a consolidated net loss of $754,000 for the same period in 1994. Included in the $67,000 net loss is an extraordinary gain from extinguishment of debt of $1,068,000. Bancorp's loss before extraordinary item was $1,135,000 for the nine months ended September 30, 1995 versus $754,000 for the same period in 1994. The increase in the loss before "extraordinary item" for the 1995 period is due to a $314,000 increase in the provision for OREO losses, a $66,000 increase in other non-interest expenses, a $122,000 decrease in non-interest income, a $67,000 decrease in net interest income, offset by a $188,000 decrease in the 1995 provision for loan losses.

Net Interest Income and Net Interest Margin
 In the first nine months of 1995, Bancorp's net interest income (including loan fees) decreased $67,000 as the result of a decrease in average earning assets offset by an increase in interest rates earned on the assets. The prime lending rate increased five times in 1994 and once in 1995 and then decreased to 8.75% in July, 1995. See "Economic Considerations".

 Comparing the first nine months of 1995 to those of 1994, the yield on average earning assets increased to 9.1% from 8.0%, while the average cost of interest bearing liabilities increased to 4.0% from 3.0%. The net interest margin was 5.4% for the first nine months of 1995 compared to 5.2% for the first nine months of 1994. This higher net interest margin reflects the higher prime lending rate in 1995 compared to 1994.

 Loan fee income decreased $23,000 for the first nine months of 1995 compared to 1994. This decrease reflects the continued decline in local construction lending as well as difficulties in
				16
competing for construction loans with a reduced lending limit.

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

 The allowance for loan losses was $852,000 at September 30, 1995 compared to $821,000 at December 31, 1994. The allowance for loan losses was 2.1% of gross loans at September 30, 1995 and 1.8% at December 31, 1994. During the first nine months of 1995, the provision for loan losses was $245,000, loan charge-offs were $271,000 and recoveries were $57,000. This compares favorably to a provision for loan losses of $433,000, loan charge-offs of $596,000 and recoveries of $82,000 during the first nine months of 1994.

 At September 30, 1995, $29.7 million or 74% of total loans were secured by deeds of trust on real estate. This includes loans to companies or individuals for business purposes which are also secured by real estate. The Bank, like other banks, also makes a number of loans to companies and individuals which are secured by other collateral or based solely upon the cash flow, income, character and/or net worth of the borrower. At September 30, 1995, the Bank had $10.5 million or 26% of total loans in this category. The majority of these loans are collateralized by business property, personal property and/or governmental agency guarantees. The collection of these loans is more dependent upon the borrower's financial capability at maturity than loans that are secured by real estate.
				17

 Non-performing loans and other real estate owned ("OREO") are summarized as follows:

                                           (Dollars in Thousands)
                                          September 30,  December 31,
                                               1995         1994
    Non-performing loans:
        Loans past due 90 days or more
         and still accruing                    $  136     $  826
        Loans on non-accrual                    1,513      1,666
                                                -----     -----
         Non-performing loans                  $1,649     $2,492
                                               ======     ======
         As a percent of total loans             4.1%      5.4%
                                               ======     ======
    OREO                                       $1,682     $1,288
                                               ------     ------
         Non-performing assets                 $3,331     $3,780
                                               ======     ======

         As a percent of total assets            5.7%       6.5%
                                                =====       ====

    The $1,513,000 in loans on non-accrual at September 30, 1995 consists of twenty-six loans of which nineteen loans totaling 92% of the total amount are secured by real estate. The weighted average loan to appraised value ratio of these nineteen loans, excluding twelve 90% FHA guaranteed loans, is approximately 64%. At December 31, 1994, the $1,666,000 in loans on non-accrual consisted of sixteen loans, of which seven loans totaling 88% of the total dollar amount were secured by real estate.

    Using the peer group of all banks headquartered in San Diego County with total assets less than $500 million as of June 30, 1995, the most recent peer group data available, the ratio of the allowance for loan losses to non-performing loans was 59% for such regional peer group compared to the Bank's ratio of 32%. At September 30, 1995, the same ratio for the Bank was
52% as a result of a $63,000 increase in the allowance for loan losses and a $743,000 decrease in
				18
non-performing loans at September 30, 1995 compared to June 30, 1995. This decrease in non-performing loans was largely due to foreclosure proceedings on three non-accrual loans totaling $787,000 resulting in OREO. As of June 30, 1995, non-performing loans as a percentage of total loans was 3% for the regional peer group compared to the Bank's percentage of 6%. The Bank's percentage decreased to 4% as of September 30, 1995.

    The OREO balance of $1,682,000 at September 30, 1995 is composed of six properties. The increase compared to December 31, 1994 is the result of three properties with a total carrying value of $1,052,000 added to OREO during the first nine months of 1995 as a result of foreclosure. One property with a carrying value of $213,000 was sold in March 1995. Five properties were written down $445,000. All of the OREO properties are recorded at amounts which are equal to or less than the market value based on current independent appraisals reduced by estimated selling costs. The Bank is in compliance with Statement of Position 92-3.

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

    The calculation of the adequacy of the allowance for loans losses requires the use ofmanagement estimates. These estimates are inherently uncertain and depend on the outcome of future events. Management's estimates are based upon previous loan loss experience, current economic conditions as well as the volume, growth and composition of the loan portfolio, the estimated value of collateral and other relevant factors. The Bank's lending is concentrated in Southern California, which has experienced adverse economic conditions, including declining real estate values. These factors have adversely affected borrowers' ability to repay loans. Although management believes the level of the allowance as of September 30, 1995 is adequate to absorb losses inherent in the loan portfolio, additional decline in the local economy may result in increasing losses that cannot reasonably be predicted at this date. The possibility of increased costs of collection, non-accrual of interest on those which are or may be placed on non-accrual, and further charge-offs could have an adverse impact on the Bank's and Bancorp's financial condition in the future.

Non-Interest Income
    Non-interest income decreased by $122,000 for the first nine months of 1995 compared to the same period in 1994. This was primarily due to a $22,000 decrease in deposit service charge income in 1995 compared to 1994 plus a gain on sale of OREO of $103,000 recorded in 1994.

Non-Interest Expenses
    Non-interest expenses for the first nine months of 1995 increased $380,000 compared to the first nine months of 1994. This increase is largely comprised of a $244,000 increase in the provision for OREO and $33,000 of accrued operational expenses relating to changes contemplated as a part of the Recapitalization.

    Although the Bank took a number of actions to reduce non-interest expenses and increase non-interest income in the past, the Bank continues to evaluate ways to realize even greater efficiency and ways to reduce overhead costs. Since many of the Bank's costs are fixed, their impact on the overhead ratio cannot be substantially improved without a significant increase in the Bank's size. The directors are considering a number of alternatives to address these matters.

Provision for Income Taxes
    As a result of a net operating loss for the first nine months of 1995, there is no provision for Federal or California income tax. Prior to the sale of the Shares to the New Investors on September 30, 1995 (see "Capital Resources", below), Bancorp had a substantial Federal net operating loss carryforward ("NOL") available to offset income earned in future periods. As expected, the sale of the Shares resulted in an "ownership change" for federal income tax purposes under Section 382 of the Internal Revenue Code, which will substantially limit Bancorp's ability to utilize that NOL against future income and will result in higher tax costs during future periods than would have been incurred had the sale of the Shares not taken place. (The change in control will have a similar effect on Bancorp's California state tax loss carryforwards, although the amount of those carryforwards, and the corresponding increased tax cost, is less significant)
				21

Capital Resources
    As of September 30, 1995, Bancorp completed the Recapitalization contemplated by the July 21, 1995 Stock Purchase Agreement by and among Bancorp- -CA, the Bank and Dartmouth Capital Group, L.P.

    The first step of the Recapitalization occurred as of September 27, 1995, when Bancorp--CA reincorporated under Delaware law through its merger (the "Merger") with and into SDN Bancorp, Inc., a newly-formed subsidiary that was incorporated under Delaware law ("Bancorp" or the "Company"), with Bancorp constituting the surviving corporation. In the Merger, each Bancorp--CA shareholder received one share of common stock, $.01 par value per share (the "Common Stock") of Bancorp for every twenty-one shares of common stock, no par value per share, that the shareholder held in the Bancorp--CA.

    In accordance with the terms of the Stock Purchase Agreement, effective as of September 30, 1995, Bancorp issued and sold a total of 841,739 shares (the "Shares") of Common Stock to the Partnership and certain investors in the Partnership (collectively, the "New Investors"). The aggregate consideration paid for the Shares was $4,900,000 million in cash. After transaction costs of $391,000, Bancorp realized net proceeds of $4,509,000. The Shares represent, in the aggregate, 94% of the shares of Common Stock outstanding immediately after such issuance. Depending upon the outcome of certain future contingencies described in the Stock Purchase Agreement, the Partnership could receive additional shares of Bancorp common stock currently being held in escrow, thereby increasing its collective interest to as much as 97% of the outstanding shares of common stock of Bancorp. Alternatively, also depending upon the outcome of those contingencies, the Shares of Company Common Stock now in escrow will be distributed to the holders of the Shares of Company Common Stock. In the latter event, those shares will be distributed pursuant to the Company's Series A (Primary) Stock Right, distributed to holders of Company Common Stock as of September 28, 1995 and "attached" for purposes of trading, to the latter shares.

    As contemplated by the Stock Purchase Agreement, the purchase of the Shares was conditioned upon, among other things, the prior consummation of the Merger and forgiveness of a total of $1,068,000 of principal and accrued interest with respect to certain of Bancorp's subordinated debentures and senior debt.

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

    Prior to September 30, 1995, the Bank was considered "significantly undercapitalized" under the Prompt Corrective Action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") and would be considered "critically undercapitalized" if its ratio of tangible equity to total assets should equal or be less than 2%. At August 31, 1995, the Bank's such ratio was 2.04%. See "Administrative Proceedings". As part of the Recapitalization, Bancorp contributed approximately $3.2 million of capital to the Bank.

The following is a summary of Bancorp's and the Bank's capital ratios at September 30, 1995.

                                               Bank             Regulatory
                                               Only    Bancorp    Required
                                               ----    -------   ---------

Total capital vs. risk adjusted assets          10.2%    10.8%      8.0%
Tier 1 capital vs. risk adjusted assets          9.0      8.3       4.0
Tier 1 capital vs. adjusted total assets
   (Leverage)                                    6.8      6.4       3.0

     As of September 30, 1995 the Bank is considered "well capitalized" under the Prompt Corrective Action Provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA").

Liquidity
     The Bank relies on deposits as its principal source of funds and, therefore, must be in a position to service depositors' needs as they arise. Management of the Bank attempts to maintain a loan-to-deposit ratio of not greater than 80% and a liquidity ratio (liquid investments to deposits and other short term liabilities) of approximately 20%. The average loan-to-deposit ratio was 78% for the nine-month period ending September 30, 1995 and 80% for the same period in 1994. The average liquidity ratio was 20% for both the first nine months of 1995 and 1994. At September 30, 1995, the Bank's liquidity ratio was 27% as a result of Bancorp's contribution of additional capital to the Bank. While fluctuations in the balances of a few large depositors cause temporary increases and decreases in liquidity from time to time, the Bank has not experienced difficulty in dealing with such fluctuations from existing liquidity sources.
     Should the level of liquid assets (primary liquidity) not meet the liquidity needs of the Bank, other available sources of liquid assets (secondary liquidity), including the purchase of federal funds, sale of repurchase agreements, sale of loans, and the discount window borrowing from the Federal Reserve Bank, could be employed. The Bank has rarely used these sources in the past since its liquidity levels have been maintained primarily through funds provided by deposits.

     Bancorp's liquidity needs are primarily limited to debt service. Bancorp has sufficient funds in order meet its debt service requirements.

Economic Considerations
     Approximately 74% of the Bank's loan portfolio at September 30, 1995 consisted of short-term loans tied to a floating interest rate which changes at least annually (41% is tied to a daily floating prime rate). This loan portfolio mix enables the Bank to adjust its yields quickly in a changing interest rate environment. The Bank's assets are more sensitive to interest rate changes than its liabilities. This is partly because it has more non-interest bearing liabilities (demand deposits and capital) than non-interest earning assets. Given these circumstances and absent other factors, declining market rates of interest will generally have a negative impact on the Bank's net interest income, while rising interest rates will have a positive effect.

     The majority of Bancorp's assets and liabilities are monetary items held by the Bank, the dollar value of which is not affected by inflation. Only a small portion of total assets is in premises and equipment. The lower inflation rate of recent years did not have the positive impact on the Bank that was felt in many other industries. The small fixed asset investment of Bancorp minimizes any material misstatement of asset values and depreciation expenses which may result from fluctuating market values due to inflation. A higher inflation rate, however, may increase operating expenses or have other adverse effects on borrowers of the Bank, making collection more difficult for the Bank. Rates of interest paid or charged generally rise if the marketplace believes inflation rates will increase.

     The Bank concentrates on serving the needs of small and medium-size businesses, professionals and individuals located in the San Diego County area of California. The general economy in this market area, and particularly the real estate market, is suffering from the effects of a slow recovery from the prolonged recession that has adversely affected the ability of certain borrowers of the Bank to perform their obligations to the Bank. In addition, problems with the Mexican peso may continue to adversely affect cross-border traffic.

     Although the assessment of recent economic reports and the current economic environment in Bancorp's market areas are encouraging, management believes that the negative impact of a slow recovery from the prolonged California recession could continue through the remainder of 1995 and into 1996.

     The financial condition of the Bank has been, and is expected to continue to be, affected by overall general economic conditions and the real estate market in California. The future success of the Bank is dependent, in large part, upon the quality of its assets. Although management of the Bank has devoted substantial time and resources to the identification, collection and workout of nonperforming assets, the real estate markets and the overall economy in California are likely to have a significant effect on the Bank's assets in future periods and, accordingly, Bancorp's financial condition and results of operations.

Administrative Proceedings
     On September 21, 1992, the Bank entered into an agreement with the OCC (the "OCC Agreement") to address certain matters arising from an examination of the Bank's condition conducted by the OCC as of January 31, 1992. In addition, following notification as of December 31, 1993 from the OCC that the Bank was deemed to be "significantly undercapitalized" under the prompt corrective action provisions of FDICIA, the Bank submitted to the OCC a capital restoration plan (including several subsequent revisions thereof), which contemplated the Bank's obtaining additional capital from an investor or purchaser. Bancorp--CA submitted to the OCC a guaranty of the Bank's capital restoration plan.

     On October 23, 1992, Bancorp--CA signed a Memorandum of Understanding ("MOU") with the Federal Reserve Bank (the "FRB") to confirm a plan to correct concerns arising from their inspection of the condition of Bancorp--CA as of March 31, 1992. In accordance with the MOU, Bancorp also submitted a plan to the FRB which set forth its plan to increase the capital of Bancorp and address other procedural matters.

     Pursuant to agreements reached with the OCC and the FRB prior to the execution of the July 21, 1995 Stock Purchase Agreement, the OCC terminated the OCC Agreement and the FRB terminated the MOU both as of the closing of the Recapitalization on September 30, 1995 as described above under "Capital Resources".

                             PART II

ITEM 4.   Submission of Matters to a Vote of Security Holders

          On September 27, 1995, Bancorp--CA held its annual meeting of shareholders at which the following items were voted on and approved:

          1. The following Directors were elected by a vote of 400,499 given and 2,730 withheld:

               Leonard R. Cory
               J. Peter Fitzpatrick, D.D.S.
               Robert E. Grice
               M. Tamie Kimura
               James E. O'Neal
               Paul E. Schedler
               Robert O. Weston

          2. The Shareholders approved Bancorp--CA reincorporation from California to Delaware by means of a merger of Bancorp--CA with and into a Delaware corporation organized as a subsidiary of Bancorp--CA (SDN Bancorp, Inc.) by a vote of 402,399 for, 420 against and 410 abstain.

          As of the closing of the Recapitalization on September 30, 1995, and as contemplated by the Stock Purchase Agreement, the Board of Directors elected, as new Directors, nominees of Dartmouth Capital Group, L.P. and each of the Directors named in paragraph 1 above resigned. See Item 5, "Management Changes", below.

ITEM 5.   Other

          (a)  Management Changes

          As contemplated by the July 21, 1995 Stock Purchase Agreement among Bancorp--CA, the Bank and the Partnership, all of Bancorp's Directors, the President and the Secretary of Bancorp, and the President of the Bank, resigned immediately following the closing on September 30, 1995. Prior to their resignations, they elected nominees of the Partnership to fill each of those positions. Currently, management of Bancorp consists of the following persons:

          Directors:     Edward A. Fox
                         Charles E. Hugel
                         Robert P. Keller
                         K. Thomas Kemp
                         Jefferson W. Kirby

          President and Chief
          Executive Officer:Robert P. Keller



          Robert P. Keller has also been elected a Director and President and Chief Executive Officer of the Bank. The Other members of the Bank's Boarad of Directors remain unchanged.

          (b)  Subsequent Event:  Merger Agreement with Liberty National
               Bank

        	  Bancorp, the Partnership and Liberty National Bank ("Liberty")
           entered into an Agreement and Plan of Merger (the "Merger
           Agreement") dated as of October 26, 1995, providing for the aquisi-
           tion of Liberty by Bancorp.  Liberty is based in Huntington Beach
	          California and at September 30, 1995 had total assets of $146 million
	          and total deposits of $130 million.  The acquisition will be
	          affected through a consolidation of Liberty and a subsidiary of
	          Bancorp in which Liberty's stockholders receive cash for their
	          shares.  The Partnership has agreed to fund the transaction for
	          Bancorp.  The Merger Agreement provides that Liberty stockholders
	          will receive the greater of $14.80 per share or 130% of Liberty's
	          book value (subject to certain adjustments) shortly prior to the
	          closing, calculated on a fully diluted basis, in each case subject to
	          possible small upward adjustments depending upon the time of the
	          closing.  There are currently 978,160 shares of Liberty common stock
	          outstanding, resulting in a minimum agregate purchase price of
	          approximately $14.5 million.

ITEM 6.   Exhibits and Reports on form 8-K

       	  (a) Exhibits:

           	  	Agreement and Plan of Merger with Liberty National Bank,
		             attached as Exhibit 2. to Form 8-K as of October 26, 1995
               incorporated by reference.

          (b) Reports on Form 8-K:

         		As of September 30, 1995, SDN Bancorp, Inc. reported change in
		         control of Restrant and the Recapitalization described under
		         Part I, Item 2, "Capital Resources".

		SDN BANCORP, INC AND SUBSIDIARY

	SECURITIES AND EXCHANGE COMMISSION FORM 10-QSB


			SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

			SDN BANCORP, INC.

DATE:  NOVEMBER 14, 1995		               Robert P. Keller            /s/
                                        -------------------------------
                                    					Robert P. Keller
					                                    President and Chief Executive Officer

DATE:  NOVEMBER 14, 1995		               Cathy J. Wingenbach         /s/
					                                    ------------------------------
					                                    Cathy J. Wingenbach
					                                    Principal Accounting Officer