Form 10KSB
period 1995-12-31
SDN BANCORP
filed 1996-04-01
CIK 701255

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                FORM 10-KSB
(Mark One)
  [x]             Annual Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

               For the fiscal year ended December 31, 1995,
                                    or
  [ ]        Transition Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

                      Commission File Number 2-76555

                             SDN BANCORP, INC.
           ----------------------------------------------------
           (Exact name of small business issuer in its charter)

        Delaware                              95-3683748
- -------------------------------       -------------------------
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)              Identification No.)

               135 Saxony Road, Encinitas, California 92024
             -------------------------------------------------
            (Address of principal executive offices)(Zip Code)

              Issuer's telephone number, including area code:
              ------------------------------------------------
                              (619) 436-6888

   Securities registered pursuant to Section 12 (b) of the Exchange
Act:
                                   None

   Securities registered pursuant to Section 12 (g) of the Exchange
Act:
                                   None

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes  X     No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. X

     The issuer's revenues for the year ended December 31, 1995 were $4,568,000.

     The aggregate market value of Common Stock held by
non-affiliates at  March 8, 1996:  $534,875.   The Bank is not
aware of any sale or trade of Common Stock within the last 60 days. The last sale at $5.82 per share occurred on September 30, 1995.

     The number of shares of Common Stock outstanding at March 8,
1996:  895,467

          Documents incorporated by reference:  None



                             TABLE OF CONTENTS

Part    I
                                                               Page


Item   1. Business                                              2


Item   2. Properties                                           24

Item   3. Legal  Proceedings                                   24

Item   4. Submission of Matters to a Vote of
          Security  Holders                                    24


Part II

Item   5. Market for the Issuer's Common Stock
          and Related Stockholder Matters                      24

Item   6. Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                           25

Item   7. Financial  Statements                                31

Item   8. Disagreements on Accounting and  Financial           31
          Disclosure

Part III

Item   9. Directors and Executive Officers of Issuer;
          Compliance with Section  16(a)                       32

Item  10. Executive  Compensation                              33

Item  11. Security Ownership of Certain Beneficial Owners
          and  Management                                      34

Item  12. Certain Relationships and Related  Transactions      35

Part IV

Item  13. Exhibits and Reports on Form  8-K                    36

Signatures                                                     37








                                  PART I
                             ITEM 1. BUSINESS
Bancorp

          SDN Bancorp was incorporated under the laws of the State of California on October 19, 1981. SDN Bancorp became a bank holding company on March 22, 1983, when it acquired 100% of the outstanding shares of San Dieguito National Bank ("Bank"), a national banking association headquartered in Encinitas, California. Bancorp acquired the Bank's stock pursuant to a reorganization whereby each outstanding share of the Bank's common stock was converted into one share of Bancorp's common stock, and all of the outstanding shares of the Bank's common stock were transferred to Bancorp.

    As of September 30, 1995, SDN Bancorp, a California corporation ("Bancorp-CA") completed the recapitalization (the "Recapitalization") contemplated by the July 21, 1995 Stock Purchase Agreement (the "Stock Purchase Agreement") whereby Bancorp-CA reincorporated under Delaware law through its merger (the "Merger") with and into SDN Bancorp, Inc., a newly formed corporation under Delaware law ("Bancorp" or the "Company"), with Bancorp constituting the surviving corporation, and thereafter issued an aggregate of 841,739 shares of Company Common Stock to Dartmouth Capital Group, L.P., a Delaware limited partnership (the "Partnership") together with certain of its partners (collectively, the "New Investors"). As a result of this Recapitalization and Merger, Bancorp is owned 94% by the New Investors. The Partnership, which owns 48% of the Common Stock, is controlled by its sole general partner, Dartmouth Capital Group, Inc., ("DCG, Inc.") a Delaware corporation.

    Bancorp's only significant asset is the stock of the Bank and, as the sole shareholder of the Bank, the primary function of Bancorp is to coordinate the general policies and activities of the Bank.

    Bancorp and its sole subsidiary have approximately 27 full-time and 24 part-time employees as of March 8, 1996. None of these employees is represented by a union or covered under a collective bargaining agreement.

Acquisitions

    General. The Partnership and DCG, Inc. were organized in May 1995 to evaluate and, if and when appropriate, acquire controlling or substantial equity positions in, or certain assets and liabilities of, one or more banks or thrifts or similar financial institutions located principally in California. The Partnership and DCG, Inc. are registered bank holding companies under the Bank Holding Company Act of 1956, as amended. The Partnership and DCG, Inc. are sometimes collectively referred to in this Annual Report as "Dartmouth Capital Group." As of the date of this Annual Report, the Partnership's principal asset is its controlling equity investment in Bancorp.

    Pending Acquistions. Since the Partnership's investment in Bancorp, Bancorp has entered into a definitive agreement to acquire Liberty National Bank ("Liberty"), which will be completed as of March 31, 1996, and has announced a letter of intent to acquire Commerce Security Bank ("Commerce"), which Bancorp expects will be completed in the third quarter of 1996. The pending acquisition of Liberty (the "Liberty Acquisition") and the proposed acquisition of Commerce (the "Commerce Acquisition") are sometimes referred to collectively in this Annual Report as the "Pending Acquisitions."

    In October 1995, Bancorp entered into a definitive agreement to acquire Liberty for a total of approximately $15.1 million in cash. As of March 27, 1996, the Partnership invested approximately $13.4 million in Bancorp to fund the Liberty Acquisition. In exchange for that investment, Bancorp issued a total of 3,392,405 additional shares of Common Stock at a price per share of $3.95, Bancorp's
book value per share as of December 31, 1995.   At the
Partnership's direction, Bancorp issued 1,764,000 of those shares of Common Stock, in the aggregate, to the Direct Holders and the remaining 1,628,405 shares of Common Stock directly to the Partnership. Giving effect to the issuance of those shares to fund the Liberty Acquistion, the Partnership owns 48.0% of the Common Stock and the Direct Holders own, in the aggregate, 50.75% of the Common Stock.

    Bancorp announced on March 1, 1996 that it had entered into a letter of intent to acquire Commerce for a combination of cash and stock valued at approximately $21.3 million. The Commerce Acquisition is subject to the finalization of a definitive acquisition agreement and to the receipt of federal and state regulatory approvals, among other conditions. Under the terms of the letter of intent, a new Delaware corporation ("Holding Company") to be formed by the Company would acquire 100% of the outstanding shares of Commerce common stock. Sixty percent of those Commerce shares would be exchanged for cash equal to approximately 150% of Commerce's book value per share as of December 31, 1995, and 40% of Commerce's shares would be exchanged for Holding Company common stock having a pro forma book value as of December 31, 1995, approximately equal to Commerce's book value per share as of that date. The Partnership has agreed to invest up to $15.9 million in the Company to provide the additional capital necessary to complete the Commerce Acquisition. In exchange for that investment, Bancorp will issue addditional shares of Common Stock to the Partnership and the Direct Holders at a price per share of $3.95.

The Bank

    The Bank commenced operations as a national banking association on December 22, 1980. The Bank's main office is located at 135 Saxony Road in Encinitas, California. In December 1990, the Bank opened a full-service office in the downtown area of Carlsbad, California.

    The Bank offers a full range of commercial banking services, including commercial loans, various types of consumer and real estate loans, the acceptance of checking, savings and money market deposits, certificates of deposit, as well as other non-deposit banking services. The Bank operates a 24-hour automated teller machine at each of its offices and has drive-through banking at its main office. The Bank does not issue VISA or MasterCard credit cards, but is a merchant depository for cardholder drafts under both types of credit cards. The Bank does not operate a trust department or provide international banking services directly; however, the Bank can arrange with correspondent institutions to offer trust and international services to the Bank's customers from time to time upon request.

    Bank policy prohibits accepting brokered deposits. As of March 8, 1996, the Bank held no such brokered deposits.

    At December 31, 1995, real estate loans and construction loans were approximately 42% of the Bank's loan portfolio. Such loans are generally secured by a first trust deed and are for a period of five years or less with a floating interest rate. Approximately 14% of the real estate loans are loans made for the purpose of acquiring unimproved residential land with maturities of approximately one year and loan-to-value ratio, based on recent
appraisals, of 45% or less.   Approximately 70% of the real estate
loans are secured by commercial properties, most of which are owner-occupied, with a maximum loan-to-value (appraised) ratio of 75%, and have an average loan balance of approximately $267,000. The other 16% of the real estate loans are secured by improved residential properties. The average balance of all real estate loans is approximately $234,000.

      As of December 31, 1995, there were three real estate loans totaling $772,000 on non-accrual status. Two of the loans, totaling $638,000, are secured by residential land. The other loan, for $134,000, is secured by a single-family owner-occupied property.

    The Bank, like other banks, also makes a number of unsecured loans, based upon the cash flow, income, character and/or net worth of the borrower. Collectibility of these loans is solely dependent upon the borrower's financial capability at maturity. Unsecured loans, in many cases, are more risky than secured loans. At December 31, 1995, the Bank had $12.6 million in commercial loans and $6.3 million in installment loans which are considered to be unsecured by the Bank, for a total of $18.9 million (48% of the loan portfolio). However, a majority of these loans are collateralized by junior liens on real estate, personal property or governmental agency guarantees.

Premises

    Bancorp maintains its office at the same location as the Bank's main and administration offices in Encinitas, California. The Bank presently operates two full-service banking offices in San Diego County and its principal market area is the northern coastal area of San Diego County.

    The Bank's main office and administration offices are located at 135 Saxony Road in Encinitas, California. This is a two-story, freestanding building with approximately 10,300 square feet of
commercial space built to the Bank's specifications.   The Bank
occupies the premises pursuant to a 20-year, triple net lease which commenced March 1982, with an option to extend the lease for an additional 10 years. The Bank currently pays a rental of $18,545
per month.   Increases in rent will occur in May of 1997, as well
as during the option period.

    In December 1995, the Bank renewed and amended the lease for its service center at 6354 Corte del Abeto, Suite F, Carlsbad, California. The office space area consists of approximately 4,220 square feet. The Bank occupies the premises pursuant to a six-month lease. The Bank currently pays a rental of $2,595 per month, plus a pro rata share of certain common expenses of $494.00 per month.

    The Bank's office at 675 Carlsbad Village Drive, Carlsbad, California, opened in December 1990. The office is a one-story, freestanding building with approximately 5,550 square feet of commercial space. The Bank occupies the premises pursuant to a 15-year lease with options to extend the term of the lease for two five-year periods. The rent is currently $12,252 per month and increases four percent (4%) per year at the beginning of each new lease year through the tenth lease year, at which time rent will be adjusted to a then fair market rent in accordance with conditions as set forth in the lease. Such rent then increases four percent (4%) per year through the remaining original term of the lease.

Economic Conditions in the Market Area

    The Bank concentrates on serving the needs of small and medium-sized businesses, professionals and individuals located in the northern coastal area of San Diego County, California. The general economy in this market area, and particularly the real estate market, is recovering from the effects of a prolonged recession that has adversely affected the ability of certain borrowers of the Bank to perform their obligations to the Bank.
The financial condition of the Bank has been, and is expected to continue to be, affected by overall general economic conditions and the real estate market in California. See Item 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS - Economic Considerations".

    The future success of the Bank is dependent, in large part, upon the quality of its assets. Management of the Bank has devoted substantial time and resources to the identification, collection and workout of non- performing assets. The real estate markets and the overall economy in California are likely to affect the Bank's assets in future periods and, accordingly, the Bancorp's financial condition and results of operations.

Competition

    The banking and financial services business in California generally, and in the Bank's market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The Bank competes for loans, deposits and customers for financial services with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than the Bank. In order to compete with the other financial services providers, the Bank principally relies upon local promotional activities, personal relationships established by officers, directors and employees with its customers, and specialized services tailored to meet its customers' needs.

Effect of Governmental Policies and Recent Legislation

    Banking is a business which depends on rate differentials. In general, the difference between the interest rate paid by the Bank on its deposits and its other borrowings and the interest rate received by the Bank on loans extended to its customers and securities held in the Bank's portfolio comprise the major portion of Bancorp's earnings. These rates are highly sensitive to many factors that are beyond the control of the Bank. Accordingly, the earnings and growth of the Bank and Bancorp are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

    The commercial banking business is not only affected by general economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

    From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies.
For example, legislation was introduced in Congress that would repeal the current statutory restrictions on affiliations between commercial banks and securities firms. Under the proposed legislation, bank holding companies would be allowed to control both a commercial bank and a securities affiliate, which could engage in the full range of investment banking activities, including corporate underwriting. The likelihood of any major legislative changes and the impact such changes might have on Bancorp are impossible to predict. See below Item 1. "BUSINESS - Supervision and Regulation."

Supervision and Regulation

    Bank holding companies and banks are extensively regulated under both federal and state law. Set forth below is a summary description of certain laws and regulations which relate to the regulation of Bancorp and the Bank. The description does not purport to be a complete summary of all such authority and is qualified in its entirety by reference to the applicable laws and regulations.

      Bancorp, as a registered bank holding company, is subject to regulation under the Bank Holding Company Act of 1956, as amended
 (the "BHCA"). Bancorp is required to file with the Federal Reserve Board quarterly and annual reports and such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Federal Reserve Board may conduct periodic examinations of Bancorp and its subsidiaries.

    The Federal Reserve Board may require that Bancorp terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates if and when the Federal Reserve Board believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The Federal Reserve Board also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, Bancorp must file written notice with and obtain approval from the Federal Reserve Board prior to purchasing or redeeming its equity securities.

    Under the BHCA and regulations adopted by the Federal Reserve Board, a bank holding company and its nonbanking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. Further, Bancorp is required by the Federal Reserve Board to maintain certain levels of capital. See
Item 1. "BUSINESS - Supervision and Regulation - Capital
Standards."

    Bancorp is required to obtain the prior approval of the Federal Reserve Board for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior approval of the Federal Reserve Board is also required for the merger or consolidation of Bancorp and another bank holding company.

    Bancorp is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, Bancorp, subject to the prior approval of the Federal Reserve Board, may engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making any such determination, the Federal Reserve Board is required to consider whether the performance of such activities by Bancorp or an affiliate can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve Board is also empowered to differentiate between activities commenced de novo and activities commenced by acquisition, in whole or in part, of a going concern.

    Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board's regulations or both. This doctrine has become known as the "source of strength" doctrine. Although the United States Court of Appeals for the Fifth Circuit found the Federal Reserve Board's source of strength doctrine invalid in 1990, stating that the Federal Reserve Board had no authority to assert the doctrine under the BHCA, the decision, which is not binding on federal courts outside the Fifth Circuit, was recently reversed by the United States Supreme Court on procedural grounds. The validity of the source of strength doctrine is likely to continue to be the subject of litigation until definitively resolved by the courts or by Congress.

    Bancorp is also a bank holding company within the meaning of
Section 3700 of the California Financial Code. As such, Bancorp and its subsidiary are subject to periodic examination by, and may be required to file reports with, the California State Banking Department.

    Finally, Bancorp is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, including but not limited to, filing annual, quarterly and other current reports with the Securities and Exchange Commission.

    The Bank, as a national banking association, is subject to primary supervision, examination and regulation by the Office of the Comptroller of the Currency ("Comptroller"). If, as a result of an examination of a bank, the Comptroller should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the bank's operations are unsatisfactory or that the bank or its management is violating or has violated any law or regulation, various remedies are available to the Comptroller. Such remedies include the power to enjoin "unsafe or unsound practices," to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the bank, to assess civil monetary penalties, and to remove officers and directors. The Federal Deposit Insurance Corporation ( FDIC ) has similar enforcement authority, in addition to its authority to terminate a bank's deposit insurance in the absence of action by the Comptroller and upon a finding that a bank is in an unsafe or unsound condition, is engaging in unsafe or unsound activities, or that its conduct poses a risk to the deposit insurance fund or may prejudice the interest of its depositors.

    The deposits of the Bank are insured in the manner and to the extent provided by law through Bank Insurance Fund ( BIF ) which is administered by the FDIC. For this protection, the Bank pays a quarterly statutory assessment. See Item 1. "BUSINESS - Supervision and Regulation - Premiums for Deposit Insurance." The Bank is also subject to certain regulations of the Federal Reserve Board and applicable provisions of Delaware law, insofar as they do not conflict with or are not preempted by federal banking law.

    Various other requirements and restrictions under the laws of the United States and the State of California affect the operations of the Bank. Federal and California statutes and regulations relate to many aspects of the Bank's operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, capital requirements and disclosure obligations to depositors and borrowers. Further, the Bank is required to maintain certain levels of capital. See Item 1. "BUSINESS - Supervision and Regulation - Capital Standards."

Restrictions on Transfers of Funds by Bancorp and the Bank

    Bancorp is a legal entity separate and distinct from the Bank. Bancorp's ability to pay cash dividends is limited by Delaware law. Under Delaware law, shareholders of Bancorp may receive dividends when and as declared by the Board of Directors out of funds legally available for such purpose. With certain exceptions, a Delaware corporation may not pay dividends either out of its surplus, as defined under Delaware law, or if there is no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

    Federal Reserve Board policy prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowings or other arrangements that might adversely affect the holding company's financial position. The policy further declares that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition.
Other Federal Reserve Board policies forbid the payment by bank subsidiaries to their parent companies of management fees which are unreasonable in amount or exceed the fair market value of the services rendered.

    There are statutory and regulatory limitations on the amount of dividends which may be paid to Bancorp by the Bank. The prior approval of the Comptroller is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank's net profits (as defined) for that year combined with its retained net profits (as defined) for the preceding two years, less any transfers to surplus.

    The Comptroller also has authority to prohibit the Bank from engaging in activities that, in the Comptroller's opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the Comptroller could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. Further, the Comptroller and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank or Bancorp may pay. See
Item 1. "BUSINESS - Supervision and Regulation - Prompt Corrective Regulatory Action and Other Enforcement Mechanisms - Capital Standards" for a discussion of these additional restrictions on capital distributions.

    At present, substantially all of Bancorp's revenues, including funds available for the payment of dividends and other operating expenses, are, and will continue to be, primarily dividends paid by the Bank. At December 31, 1995, the Bank had no retained earnings available for the payment of cash dividends.

    The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of Bancorp or other affiliates, the purchase of or investments in stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets of Bancorp or other affiliates. Such restrictions prevent Bancorp and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in Bancorp or to or in any other affiliate is limited to 10% of the Bank's capital and surplus (as defined by federal regulations) and such secured loans and investments are limited, in the aggregate, to 20% of the Bank's capital and surplus (as defined by federal regulations). Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See Item 1. "BUSINESS - Supervision and Regulation
- - Prompt Corrective Regulatory Action and Other Enforcement
Mechanisms."

Capital Standards

    The Federal Reserve Board and the Comptroller have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

    A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets. The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists primarily of common stock, retained earnings, noncumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies) and minority interests in certain subsidiaries, less most intangible assets. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, cumulative preferred stock, long term preferred stock, eligible term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%.

    In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total average assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to
total  average assets  is 3%.   For all banking organizations not
rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum, or 4% to 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

    The OCC, FRB, and FDIC have issued a final rule effective September 1, 1995, to implement the portion of Section 305 of FDICIA that requires the banking agencies to revise their risk-based capital standards to ensure that those standards take adequate account of interest rate risk. The final rule amends the capital standards to specify that the banking agencies will include in their evaluations of a bank's capital adequacy an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates. The final rule does not codify a measurement framework for assessing the level of a bank's interest rate risk exposure nor does it specify a level of exposure above which a bank will be required to hold more capital. However, pursuant to the final rule, a bank may be required to hold additional capital for interest rate risk if it has a significant exposure or a weak interest rate risk management process.

    Concurrent with the publication of this final rule, the banking agencies are issuing for comment a joint policy statement that describes a uniform supervisory framework that the banking agencies will use to measure and assess the exposure of a bank's net economic value to changes in interest rates. After the banking agencies and banking industry gain sufficient experience with the proposed measurement process, the banking agencies intend, through a subsequent rulemaking process, to issue a proposed rule that would establish an explicit capital charge for interest rate risk that will be based upon the level of a bank's measured interest rate risk exposure. On December 12, 1995, the OCC, FDIC and FRB announced that they are continuing to analyze this proposed new framework and, therefore, banks will not be required to supply additional information in this area for the first quarter of 1996. After considering the public comments received, the three agencies decided that further analysis of the proposal is necessary. This means there will be no additions to the interest rate risk portion of the Call Reports that banks will file as of March 31, 1996.

    Effective January 17, 1995, the federal banking agencies issued a final rule relating to capital standards and the risks arising from the concentration of credit and nontraditional activities. Institutions which have significant amounts of their assets concentrated in high risk loans or nontraditional banking activities and who fail to adequately manage these risks, will be required to set aside capital in excess of the regulatory minimums. The federal banking agencies have not imposed any quantitative assessment for determining when these risks are significant, but have identified these issues as important factors they will review in assessing an individual bank's capital adequacy.

    In December 1993, the federal banking agencies issued an interagency policy statement on the allowance for loan and lease losses which, among other things, establishes certain benchmark ratios of loan loss reserves to classified assets. The benchmark set forth by such policy statement is the sum of (i) assets classified loss; (ii) 50 percent of assets classified doubtful;
(iii) 15 percent of assets classified substandard; and (iv) estimated credit losses on other assets over the upcoming 12 months.

    Federally supervised banks and savings associations are currently required to report deferred tax assets in accordance with
SFAS No.  109,  Accounting for Income Taxes .   See Item 1.
"BUSINESS - Supervision and Regulation - Accounting Changes." The federal banking agencies recently issued final rules governing banks and bank holding companies, effective April 1, 1995, which limit the amount of deferred tax assets that may be included in Tier 1 capital for risk-based and leverage capital purposes. This standard has been in effect on an interim basis since March 1993. Under the final rule, deferred tax assets that can only be realized if an institution earns taxable income in the future, are limited for regulatory capital purposes to the amount that the institution expects to realize within one year of the quarter-end report date
- -- based on its projection of taxable income -- or 10% of Tier 1 capital, whichever is less. However, deferred tax assets that can be realized through carrybacks to taxes paid on income earned in prior periods and from the reversal of existing taxable temporary differences generally will not be limited.

    Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends.

    The following table presents the capital ratios for the Bank, compared to its minimum regulatory capital requirements as of December 31, 1995 and December 31, 1994. See Item 6. "MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Administrative Proceedings."

                                   December 31,   Minimum
                                                Requirement
                                  -----------   -----------
                                  1995   1994
    Total Risk-Based Capital     10.7%    4.5%     8.0%
    Tier 1 Risk-Based Capital     9.4%    3.2%     4.0%
    Leverage Ratio                6.8%    2.6%     3.0%-5.0%


Prompt Corrective Action and Other Enforcement Mechanisms

      Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The law required each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

         An institution that, based upon its capital levels, is classified as "well capitalized," "adequately capitalized" or "undercapitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions.
The federal banking agencies, however, may not treat an institution as "critically undercapitalized" unless its capital ratio actually warrants such treatment.

Risk Management

         The FRB has issued SR-95-51, "Rating the Adequacy of Management Processes and Internal controls at State Member Banks and Bank Holding Companies", dated November 14, 1995, noting that Federal Reserve System examiners, beginning in 1996, are instructed to assign a formal supervisory rating to the adequacy of an institution's risk management processes, including its internal controls. Guidelines for assigning the rating are provided in the attachment to this SR, which also defines the five rating categories and the specific elements to be evaluated when determining which rating to assign. The five ratings are strong, satisfactory, fair, marginal and unsatisfactory.

         The SR notes that the specific rating of risk management and internal controls should be given significant weight when evaluating management under the bank (CAMEL) and bank holding company (BOPEC) rating systems.

Safety  and Soundness Standards

         On February 2, 1995, the federal banking agencies adopted final safety and soundness standards for all insured depository institutions. The standards, which were issued in the form of guidelines rather than regulations, relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit an acceptable compliance plan may result in enforcement proceedings.

         On July 10, 1995, the OCC, FDIC, FRB, and OTS published the final rule implementing three of the safety and soundness standards required by Section 132 of FDICIA. This section required the agencies to issue regulations setting operational and managerial standards, asset quality and earnings standards, and compensation standards. At the time, the agencies also reissued for public comment the standards for asset quality and earnings. The agencies published an advance notice of proposed rulemaking in July 1992, and a notice of proposed rulemaking in November 1993.

         The agencies determined that these standards should be issued as guidelines. Accordingly, the operational and managerial standards and the compensation standards, which are issued in final, are guidelines and are appended to the regulations regarding enforcement. The agencies are reissuing the asset quality and earnings standards for public comment, as they are significantly different from the ratio-based standards in the November 1993 proposal. Because the Riegle Community Development and Regulatory Improvement Act of 1994 (CDRI) gave the agencies flexibility to issue broader standards, the agencies determined that the ratios previously proposed were too restrictive. The public comment period ended on August 24, 1995. No further actions have been reported to date.

         In December 1992, the federal banking agencies issued final regulations prescribing uniform guidelines for real estate lending. The regulations, which became effective on March 19, 1993, require insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate. The policies must address loan portfolio management, underwriting standards and loan to value limits that do not exceed the supervisory limits prescribed by the regulations.

         Appraisals for "real estate related financial transactions" must be conducted by either state certified or state licensed appraisers for transactions in excess of certain amounts. State certified appraisers are required for all transactions with a transaction value of $1,000,000 or more; for all nonresidential transactions valued at $250,000 or more; and for "complex" 1-4 family residential properties of $250,000 or more. A state licensed appraiser is required for all other appraisals. However, appraisals performed in connection with "federally related transactions" must now comply with the agencies' appraisal standards. Federally related transactions include the sale, lease, purchase, investment in, or exchange of, real property or interests in real property, the financing or refinancing of real property, and the use of real property or interests in real property as security for a loan or investment, including mortgage-backed securities.

Premiums for Deposit Insurance

         The FDIC adopted final regulations implementing a risk-based premium system required by federal law. Under the regulations, insured depository institutions are required to pay insurance premiums depending on their risk classification. To determine the risk-based assessment for each institution, the FDIC will categorize an institution as well capitalized, adequately capitalized or undercapitalized based on its capital ratios. A well capitalized institution is one that has at least a 10% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio and a 5% Tier 1 leverage capital ratio. An adequately capitalized institution will have at least an 8% total risk-based capital ratio, a 4% Tier 1 risk-based capital ratio and a 4% Tier 1 leverage capital ratio. An undercapitalized institution will be one that does not meet either of the above definitions. The FDIC will also assign each institution to one of three subgroups based upon reviews by the institution's primary federal or state regulator, statistical analyses of financial statements and other information relevant to evaluating the risk posed by the institution.

         In August 1995, the FDIC announced that, effective June 1, 1995, it had significantly reduced the deposit insurance premiums paid by most banks but kept existing assessment rates intact for
deposits insured through SAIF.   Under this structure, the
best-rated institutions insured by the BIF pay four cents per $100
of domestic  deposits annually,   down from the prior rate of 23
cents per $100. The weakest institutions continue to pay 31 cents per $100. Institutions insured by SAIF pay premiums on a risk-related basis of 23 cents per $100 to 31 cents per $100.

         The FDIC determined that BIF was fully recapitalized as of May 31, 1995, which required the FDIC to refund the premium overpayments for the months of June through September. Refunds were processed on September 15, 1995.

         On November 14, 1995, the FDIC announced that, starting in January 1996, it will further reduce the deposit insurance premiums paid by most banks and keep existing assessment rates intact for
deposits covered by SAIF.   Under the new rate structure for the
BIF, assessment rates will be lowered by four cents per $100 of domestic deposits. Given the four cent reduction, the highest-rated institutions (approximately 92 percent of the nearly 11,000 BIF-insured banks) will pay the statutory annual minimum of $2,000 for FDIC insurance. Rates of all other institutions will be reduced by four cents per $100 as well, leaving a premium range of 3-27 cents per $100, instead of the current 4-31 cents per $100.

Interstate  Banking and Branching

         On September 29, 1994, the President signed into law the Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"). Under the Interstate Act, beginning one year after the date of enactment, a bank holding company that is adequately capitalized and managed may obtain approval under the BHCA to acquire an existing bank located in another state without regard to state law. A bank holding company would not be permitted to make such an acquisition if, upon consummation, it would control
(a) more than 10% of the total amount of deposits of insured depository institutions in the United States or (b) 30% or more of the deposits in the state in which the bank is located. A state may limit the percentage of total deposits that may be held in that state by any one bank or bank holding company if application of such limitation does not discriminate against out-of-state banks. An out-of-state bank holding company may not acquire a state bank in existence for less than a minimum length of time that may be prescribed by state law except that a state may not impose more than a five year existence requirement.

         The Interstate Act also permits, beginning June 1, 1997, mergers of insured banks located in different states and conversion of the branches of the acquired bank into branches of the resulting bank. Each state may permit such combinations earlier than June 1, 1997, and may adopt legislation to prohibit interstate mergers after that date in that state or in other states by that state's banks. The same concentration limits discussed in the preceding paragraph apply. The Interstate Act also permits a national or state bank to establish branches in a state other than its home state if permitted by the laws of that state, subject to the same requirements and conditions as for a merger transaction.

         The Interstate Act is likely to increase competition in Bancorp's market areas especially from larger financial institutions and their holding companies. It is difficult to assess the impact such likely increased competition will have on Bancorp's operations.

         In 1986, California adopted an interstate banking law.
The law allows California banks and bank holding companies to be acquired by banking organizations in other states on a "reciprocal" basis (i.e., provided the other state's laws permit California banking organizations to acquire banking organizations in that state on substantially the same terms and conditions applicable to banking organizations solely within that state). The law took effect in two stages. The first stage allowed acquisitions on a "reciprocal" basis within a region consisting of 11 western states. The second stage, which became effective January 1, 1991, allows interstate acquisitions on a national "reciprocal" basis. California has also adopted similar legislation applicable to savings associations and their holding companies.

         In September 1994, President Clinton signed the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ( Riegle-Neal ), which amended the Bank Holding Company Act of 1954, as amended ( BHC Act ), and the Federal Deposit Insurance Act ( FDIA ) to provide for interstate banking, branching and mergers. Subject to the provisions of certain state laws and other requirements, on September 29, 1995, one year after the date of its enactment, Riegle-Neal allows a bank holding company that is adequately capitalized and adequately managed to acquire a bank located in a state other than the holding company s home state regardless of whether or not the acquisition is expressly authorized by state law. Similarly, beginning on June 1, 1997, the federal banking agencies may approve interstate merger transactions, subject to applicable restrictions and state laws. Further, a state may elect to allow out of state banks to open de novo branches in that state. Riegle-Neal includes several other provisions which may have an impact on the business of Bancorp or the Bank. Those provisions include, among other things, a mandate for review of regulations to equalize competitive opportunities between United States and foreign banks, evaluation on a bank-wide, state-wide and, if applicable, metropolitan area basis of the Community Reinvestment Act compliance of banks with interstate branches, and, in the event the FDIC is appointed as conservator or receiver of a financial institution, the revival of otherwise expired causes of action for fraud and intentional misconduct resulting in unjust enrichment or substantial loss to an institution.

         California has adopted the Caldera, Weggeland, and Killea California Interstate Banking and Branching Act of 1995 ( IBBA ), which became effective on October 2, 1995. The IBBA is concerned with the supervision of state chartered banks which operate across state lines, and covers such matters as branching, applications for new facilities and mergers, consolidations and conversions, among other things. The IBBA allows a California state bank to have agency relationships with affiliated and unaffiliated insured and depository institutions and allows a bank subsidiary of a bank holding company to act as an agent to receive deposits, renew time deposits, service loans and receive payments for a depository institution affiliate. In addition, pursuant to the IBBA, California opted in" to the Riegle-Neal provisions regarding interstate branching, allowing a state bank chartered in a state other than California to acquire by merger or purchase, at any time after effectiveness of the IBBA, a California bank or industrial loan company which is at least five years old and thereby to establish one or more California branch offices. However, the IBBA prohibits a state bank chartered in a state other than California from entering California by purchasing a California branch office of a California bank or industrial loan company without purchasing the entire entity or by establishing a de novo California branch office.

         The changes effected by Riegle-Neal and the IBBA may increase the competitive environment in which the Bank operates in the event that out of state financial institutions directly or indirectly enter the Bank s market area. It is expected that Riegle-Neal will accelerate the consolidation of the banking industry as a number of the largest bank holding companies attempt to expand into different parts of the country that were previously restricted. However, at this time, it is not possible to predict what specific impact, if any, Riegle-Neal and the IBBA will have on the Bank, the competitive environment in which the Bank operates, or the impact on the Bank of any regulations to be proposed under Riegle-Neal and the IBBA.

Community  Reinvestment Act and Fair Lending Developments

         The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities. In December 1993, and October 1995 the federal banking agencies issued a proposal to change the manner in which they measure a bank's compliance with its CRA obligations. In April 1995 the agencies adopted their new, interagency regulations implementing the community reinvestment.

         The 1995 final rule changed the objective criteria for evaluation. The final rule intends to take into account the unique characteristics and needs of each institution's community, as well as the capacity and relevant constraints upon institutions for meeting the credit needs of the assessment area. Institutions have options for selecting the method by which its CRA performance will be evaluated. The evaluations can be completed under a small institution performance standard, for institutions whose total assets are $250 million or under. Large institutions performance criteria covers all institutions of assets of $250 million or more and for multiple bank holding companies which total bank and thrift assets in excess of $1 billion. There is also performance criteria for wholesaler limited purpose institutions. These types of institutions must summit a written request to its primary regulator to obtain this level of designation.

Accounting Changes

         In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114 prescribes the recognition criterion for loan impairment and the measurement methods for certain impaired loans and loans whose terms are modified in troubled debt restructurings. SFAS No. 114 states that a loan is impaired when it is probable that a creditor will be unable to collect all principal and interest amounts due according to the contracted terms of the loan agreement. A creditor is required to measure impairment by discounting expected future cash flows at the loan's effective interest rate, or by reference to an observable market price, or by determining that foreclosure is probable. SFAS No. 114 also clarifies the existing accounting for in-substance foreclosures by stating that a collateral-dependent real estate loan would be reported as real estate owned only if the lender had taken possession of collateral.

         SFAS No. 118 amended SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. To accomplish that it eliminated the provisions in SFAS No. 114 that described how a creditor should report income on an impaired loan. SFAS No. 118 also amends the disclosure requirements in SFAS No. 114 to require information about the recorded investments in certain impaired loans and about how a creditor recognizes interest income related to those impaired loans. SFAS No. 114 is effective for financial statements issued for fiscal years beginning after December 15, 1994. SFAS No. 118 is effective concurrent with the effective date of SFAS No. 114. The Bank adopted SFAS No. 114 and SFAS No. 118 in 1995. The effect of adoption of SFAS 114 on the Bank's financial position and results of operations was not considered by management to be significant.

         In 1995, FASB issued SFAS No. 123 "Accounting for Stock Based Compensation" effective for fiscal years beginning after December 15, 1995. SFAS No. 123 establishes a fair value-based method for accounting for employee stock-based compensation plans, but also allows companies to continue to apply the intrinsic value-based method currently included in Accounting Principles
Board Opinion No.  25   "Accounting for Stock Issued for
Employees.  At December 31, 1995, Bancorp   did  not have any
employee stock-based compensation plans.

Selected  Statistical and Financial Information

         The tables on the following pages present certain statistical and financial information for the Bank (except where otherwise indicated), which is the only subsidiary of Bancorp. The other assets and liabilities of Bancorp are insignificant and, therefore, are not material to the understanding of this presentation.

         The following table represents selected financial data of Bancorp for each of the last five years for the period ended, or as of December 31.

                             At Year End  December  31,
                       (Dollars in Thousands,  Except for Per
                                  Share  Amounts)
Summary of  Operations
                        1995    1994      1993     1992    1991

Net interest income
 before provision for
 possible loan loss $  2,817 $   2,861 $   2,994 $  4,079 $  4,094
Provision for possible
 loan loss               295       583     1,085      350    1,125
                       -----     -----     -----    -----    -----
Net interest income
 after provision for
 possible loan loss    2,522     2,278     1,909    3,729    2,969
Net non interest
 expense               3,595     3,267     3,885    3,960    4,318
                       -----     -----     -----    -----    -----

Loss before income
 taxes and extra-
 ordinary item        (1,073)    (989)    (1,976)    (231)  (1,349)
Benefit for income
taxes                   (443)       -         -        -      (274)
                       -----     -----     -----     -----   -----
Loss before extra-
 ordinary item          (630)    (989)    (1,976)    (231)  (1,075)

Extraordinary item:
 forgiveness of
 indebtedness net
 of $443,000 income
 taxes                   625     -         -           -        -
                       -----     -----     -----     -----   -----
 Net Loss           $     (5) $  (989)  $ (1,976) $  (231) $(1,075)
                       =====     =====     =====     =====   =====
Loss per share
Loss before extra-
 ordinary item      $  (2.35) $(18.41)  $ (36.78) $ (0.41) $ (1.91)
Extraordinary item      2.33      -          -         -       -
                       -----   ------     ------     ------   -----
Earnings loss
 per share          $  (0.02) $(18.41)  $ (36.78) $ (0.41) $ (1.91)
                       =====   ======     ======     ======   =====
Average shares
 outstanding         895,467  564,145    564,145   564,145  563,224

                                        At Year End December 31,
                                        (Dollars In Thousands)
Financial Position         1995    1994    1993    1992    1991
Assets                   $55,905 $57,686  $61,916 $80,200 $91,749
Loans, Net                38,338  45,492   48,179  55,789  70,473
Deposits                  51,431  55,876   59,651  76,149  87,180
Shareholders equity
 (deficit)                 3,541    (948)      41   2,017   2,248

Distribution  of Assets, Liabilities and Shareholders' Equity;
Interest Differential

     The following schedule sets forth (for Bancorp on a consolidated basis) the annual average amount outstanding for each major category in the statements of condition for the past two years. It also indicates the total amount of interest earned, or paid, for the years covered and the average rates earned or paid during those years for each such category. The Bank has not engaged in foreign activities in either period. Non-accrual loans are included in total loans outstanding while non-accrued interest thereon is excluded from the computation of rates earned.

                              1995                      1994
                              Interest Average          Interest  Average
                     Average  Income   Yield   Average  Income    Yield
                     Balance  or       or Cost Balance  or        or Cost
                              Expense                   Expense
                                     (Dollars in Thousands)
 ASSETS
Interest-earning
  assets:
  Loans (1). . . . .  $ 42,272$ 4,086  9.67%  $46,979  $4,044   8.61%
  Taxable investment
   securities. .         5,061    311  6.15     4,578     247   5.40
  Federal funds sold .   2,128    117  5.50     1,337      56   4.19
  Interest-bearing
   deposits with
   financial
   institutions. .         868     54  6.22       979      43   4.39
                        ------   -----  ----    -----    -----  ----
Total interest-earning
 assets                 50,329  4,568  9.08    53,873   4,390   8.15

 Other assets:
  Cash and demand
  deposits with banks    3,757                  4,667
  Other assets           2,909                  2,772
                        ------                 ------
      Total Assets    $ 56,995               $ 61,312
                        ======                 ======

LIABILITIES AND
 SHAREHOLDERS' EQUITY
Interest-bearing
 liabilities:
  Deposits
    Interest-bearing
     demand. . . .    $ 10,492    149  1.42%   11,333     167   1.47%
    Money market . .     9,176    231  2.52    12,230     316   2.58
    Savings. . . . .     5,235    115  2.20     6,049     135   2.23
    Time . . . . . .    18,394  1,075  5.84    17,740     727   4.10
                        ------  -----  ----    ------   -----   ----
      Total interest-
      bearing deposits  43,297  1,570  3.63    47,352   1,345   2.84
    Long-term debt.      1,776    181 10.19     1,895     184   9.71
                       ------  -----  -----    ------   -----   ----
      Total interest-
       bearing
        liabilities.    45,073  1,751  3.88    49,247   1,529   3.10
Other liabilities:
  Non interest-bearing
    demand deposits.    11,197                 11,822
  Other liabilities.       806                    770
                        ------                 ------
  Total liabilities.    57,076                 61,839
Shareholders' equity       (81)                  (527)
                        ------                  ------
  Total liabilities
   and Shareholders'
   equity . . .       $ 56,995               $ 61,312
                        ======                 ======
  Net interest  income:         $2,817                   $2,861
  Net yield on
   interest-earning
    assets . . . . .                   5.60%                   5.31%

(1) Before deduction of the average balance in the allowance for loan losses of $639,000 in 1995 and $821,000 in 1994. Loan fees of $104,000 in 1995 and $130,000 in 1994 are included in the computations.


 Rate  and Volume Variances -- Interest Income and Expense

     The following table sets forth changes in interest income and interest expense on the basis of allocation to changes in rates and changes in volume of the various components. Non-accrual loans are included in total loans outstanding while non-accrued interest thereon is excluded from the computation of rates earned. Loan fees of $104,000 in 1995 and $130,000 in 1994 are included in the computations.


                            1995                        1994
                      Changes due to  Net         Changes due  to    Net
                 Rate  Volume  Mix(1) Change   Rate   Volume   Mix(1) Change
                                    (Dollars in Thousands)

INTEREST EARNING
ASSETS

Interest-earning
assets:
 Loans          $  498  $(405) $ (51) $  42    $124  $(195)   $ 6    $(65)
 Taxable
  investment
  securities        34     26      4     64     (36)    (6)    (1)    (43)
 Federal funds
  sold.             18     33     10     61      18    (73)    24     (31)

 Interest-bearing
  deposits with
  financial
  institutions      18     (5)    (2)    11       2    (30)     2     (26)
                   ---    ---    ----   ---     ---   ----     --     ----
   Total interest-
     earning
     assets        568   (351)   (39)   178     108   (304)    31    (165)


INTEREST BEARING
LIABILITIES

Interest-bearing
 liabilities:
 Deposits
  Interest-
    bearing
    demand          (6)   (12)     0    (18)    (15)     5      0     (10)
  Money market      (7)   (79)     1    (85)    (12)   (60)    (2)    (74)
  Savings           (2)   (18)     0    (20)    (18)    (9)    (1)    (28)
  Time             309     27     12    348      28     30     (1)     57
                   ---    ---    ---    ---     ---     ---    ---     ---
   Total
    interest-
    bearing
    depos its      294    (82)    13    225     (17)   (34)    (4)    (55)
Federal funds
 purchased and
 securities
 sold under
 agreements to
 repurchase
Long-term debt       9    (12)     0     (3)     18      6     (1)     23
                   ---    ---      --   ---      ---   ---     ---     ---
 Total interest-
  bearing
  liabilities      303    (94)    13    222       1    (28)    (5)    (32)
                   ---    ---     --    ---     ---    ---     ---    ---
Net interest
 income.          $265  $(257) $ (52)  $(44)   $107  $(276)   $36   $(133)
                  ====   ====   ====    ====   ====   ====    ===   ====

(1) Represents the change attributable to change in rate and volume.

Investment Securities

     All investment securities are classified as held-to-maturity by the Bank. The amortized cost and estimated market value of investments are as follows:

                          At December 31, 1995
                        (Dollars in thousands)
                                Gross       Gross    Estimated
                    Amortized Unrealized Unrealized  Market
                       Cost    Gain           Loss    Value
U.S. Treasury        $ 1,403  $   16       $   -     $ 1,419
U.S. Government
  agencies             4,839      15          (3)      4,851
Municipal Bonds          687      10          -          697
Mortgage-backed
 securities               80      10          -           90
                       -----   -----        ----       -----
  Total              $ 7,009  $   51       $  (3)    $ 7,057
                       =====    ====         ====      =====

                          At December 31, 1994
                        (Dollars in thousands)
                                  Gross       Gross     Estimated
                       Amortized Unrealized Unrealized Market
                          Cost    Gain        Loss     Value
U.S. Treasury          $ 2,396  $   -  $     (19)     $ 2,377
U.S. Government
  Agencies               1,255      -        (74)       1,181
Municipal Bonds            793      1          -          794
Mortgage-backed
 securities                 91      7          -           98
                         ------  ------  -------       ------
  Total                $ 4,535 $    8  $     (93)     $ 4,450
                         ======  ======  =======       ======


    The following table shows the maturities of investment securities at December 31, 1995 and 1994 and the weighted average yields of such securities:

                                   December 31,

                       1995                                  1994
                                          Weighted               Weighted
                         Book   Market    Average    Book Market  Average
                         Value  Value     Yield      Value Value  Yield

                                     (Dollars in Thousands)
U. S. Government
agencies and Municipal
Bonds:
Within one year        $ 3,980  $ 4,013   6.15%  $  1,997 $1,983   4.55%
After one year
 but within five
 years                   2,949    2,954   5.85      2,447  2,369   6.15
After five years
 (Mortgage-backed
  securities)               80       90   9.44         91     98   9.72
                         -----    -----   ----      -----  -----   ----
Total                  $ 7,009  $ 7,057   6.06%   $ 4,535 $4,450   5.61%

Federal Reserve
 Bank Stock:
 No stated
  maturity             $   113  $   113   6.00%   $    51 $   51   6.00%
                         -----    -----   ----      -----  -----   ----
Total Federal
 Reserve Bank
 stock                 $   113  $   113   6.00%   $    51 $   51   6.00%
                          -----    -----   ----      -----  -----  ----
Total investment
portfolio              $ 7,122  $ 7,170   6.06%   $ 4,586 $4,501   5.52%
                         ====     =====  =====       ====  =====   ====

Interest Rate Sensitivity

     The following table analyzes the Bank's assets and liabilities at December 31, 1995, by interest rate sensitivity, showing the amount of each category which is subject to repricing over specified time horizons. Floating rate categories are repriceable on a daily basis except for savings accounts which require 15 days notice before a change in rates. By definition, rate sensitive assets less rate sensitive liabilities equals the gap for that time horizon. The gap is negative if liabilities exceed the assets that are subject to repricing in a given time horizon. Bank policy is to control the rate sensitivities in order that the one year cumulative gap does not exceed a positive or negative 10% of total assets.

                                Over 3  Over 6  Over 1
                                Months  Months  Year    Over
                       3 Months to 6    to 12   to      5    Zero
              Floating Or Less  Months  Months  5Years Years Rate(1) Total
                           (Dollars in Thousands)
ASSETS
Cash and
 due from
 banks     $           $       $      $      $       $      $3,640  $3,640
Interest-
 bearing
 deposits
 w/financial
 institu-
 tions                  692       99                                   791
Investment
securities            1,638      212   2,130   2,949     80          7,009
Federal funds
 sold         2,300                                                  2,300
Loans        29,100     391      255     160   3,231  5,840         38,977
Premises
 and equipment,
 net                                                           597     597
Other assets
 (3)                                                         2,305   2,305
             ------   -----   ------   -----  -----   -----  -----  ------
 Total
  assets   $ 31,400  $2,721  $   566   2,290   6,180  5,920  6,542  55,619
             ======   =====   ======   =====   =====  =====  =====  ======
LIABILITIES AND  SHAREHOLDERS'  EQUITY
Non-interest
 bearing demand
  deposits $         $       $            $      $    $    $13,525 $13,525
Interest
 bearing
 demand      10,582                                                 10,582
Money
 market and
savings      13,272                                                 13,272
Time deposits
 under
 $100,000             5,418    3,298   2,250     614                11,580
Time deposits
 of $100,000
 or more              1,952     300      200     100                 2,552
Other
 liabilities.                                                  276     276
Shareholder's
equity                                                       3,832   3,832
           -------   ------  ------   ------  ------  ------ -----  ------
Total
liabilities &
shareholder's
equity    $  23,854 $ 7,370 $ 3,598 $  2,450 $   714$  -  $ 17,633 $55,619
             ======   ======   =====    =====   ==== ====   ======  ======
GAP       $   7,546 $(4,649)$(3,032)$   (160)$ 5,466 $5,920(11,091)   -
% of Total
Assets        13.57%  -8.36 % -5.45%    0.29%   9.83% 10.64%
Cumulative
GAP (2)  .$   7,54   $2,897 $  (135)$   (295)$ 5,171$11,091$   -       -
% of Total
Assets        13.57%   5.21%   -.24%    -.53%  9.30%  19.99%

(1)     Assets or liabilities which are not interest rate sensitive.
(2) The cumulative gap in Floating Rate (Federal funds sold) and Zero Rate (non-interest bearing demand deposits) is usually effected due to the significant deposits made by the Bank's title and escrow customers at year end.
(3) Allowance for possible loan losses of $639,000 as of December 31, 1995, is included in other assets.

Loan Portfolio

     The following table sets forth the amount of domestic loans outstanding at the end of each of the past two years, according to type of loan. The Bank has no foreign loans or energy related loans.

                                         At December 31,
                                       1995            1994

                                        % of             % of
                                       Total            Total
                               Amount Loans     Amount  Loans
                                     (Dollars in Thousands)
Commercial, financial and
 agricultural                 $ 16,188  41.48%  $18,936   40.84%
Real estate -- construction        599   1.54     1,170    2.52%
Real estate -- other            15,710  40.26    18,060   38.95%
Installment                      6,525  16.72     8,201   17.69%
                                ------ ------    ------  ------
                                39,022 100.00%   46,367  100.00%
Less:
Allowance for loan losses         (639)            (821)
Unearned fees                      (45)             (54)
                                ------           ------
 Total:                       $ 38,338          $45,492
                                ======           ======

     The following table shows the amounts of certain loans (commercial, financial and agricultural and real estate construction) outstanding as of December 31, 1995, which, based on remaining scheduled repayments of principal, are due in one year or less, more than one year through five years, and more than five years. The amounts due after one year are classified according to the sensitivity to changes in interest rates. Demand or other loans having no stated maturity and no stated schedule of repayments are reported as due in one year or less.

                                       Commercial,
                                       Financial, and   Real Estate
                                      Agricultural      Construction
                                           (Dollars in Thousands)
Aggregate maturities of loans
 which are due:
     In one year or less (1)         $  4,497           $     599
     After one year through
       five years:
       Interest rates are floating
          or adjustable                 5,551                  -
       Interest rates are fixed or
         predetermined                    296                  -
     After five years:
       Interest rates are floating
         or adjustable                  5,308                 -
       Interest rates are fixed
         or predetermined                 536                 -
                                       ------             -------
         Total                       $ 16,188            $    599
                                       ======             =======

(1) In certain cases, for loans with contractual maturities of one year or less, the Bank is willing to entertain requests for extension from the borrower. Although the Bank is not obligated to do so, such requests are generally honored if there has been no deterioration in the borrower's financial condition and current market rates are applied.


Risk Elements

        The Bank's current policy is to stop accruing interest on loans which are past due as to principal or interest 90 days or more, except in circumstances where the loan is well-secured and in the process of collection. When a loan is placed on non-accrual, previously accrued and unpaid interest is generally reversed out of income unless adequate collateral appears to be available from which to collect the amounts due. The following table shows the total aggregate principal amount of non-accrual and other non-performing loans (accruing loans on which interest or principal is past due 90 days or more) as of the end of each of the past two years. For the most recent year, additional gross interest income of $195,000 would have been recorded on non-accrual loans had the loans been current, and no accrued but unpaid interest income on such loans was included in net income.

                                            At December 31,
                                         1995           1994
                                          (Dollars in Thousands)
Loans on a non-accrual basis,
 not restructured                       $  1,492        $   616
Accruing loans past due 90
  days or more as to interest
  or principal                                46            826
Restructured loan                             82          1,050
                                          ------          ------
  Total                                  $ 1,620        $ 2,492
                                          ======          ======
    As a percent of  outstanding
    loans  (1)                              4.4%           5.4%
                                          ======          ======

     (1) For discussion of the change between 1995 and 1994, see Item 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS - Allowance and Provision for Loan Losses".

     Loans aggregating $1,361,000 at December 31, 1995 have been designated as impaired in accordance with SFAS 114 as amended by SFAS 118. The Bank's method used to measure the amount of impairment on these loans is to compare the loan amount to the fair value of collateral. The total allowance for loan losses related to these loans was $197,000 at December 31, 1995.

     As of the end of the most recent period, Management was not aware of any loans, then current, as to which there were serious doubts as to the ability of such borrowers to comply with present loan repayment terms.

     As of December 31, 1995, in Management's judgment, the concentration of loans existed in the commercial loan area and real estate loans. Approximately 41% of the Bank's loans were commercial loans. Many of the Bank's commercial loans were secured by real estate collateral. Approximately 42% of the Bank's loans were real estate and construction loans, 30% of these loans are secured by single family residential properties in San Diego County. (See additional comments in previous section titled The Bank. While Management believes such concentrations to have no more than the normal risk of collectibility, a substantial decline in real estate values could have an adverse impact on collectibility, increase real estate non-performing loans, or have other adverse impact upon the Bank. Furthermore, since the Bank's operations are limited geographically, economic problems (such as localized unemployment, drops in personal income, or declines in the value of real property) resulting in substantial adverse effects on the San Diego County market would likely have an adverse effct on the Bank's loans portfolio by decreasing the ability of borrowers to meet their debt service requirements and by reducing the value of collateral held by the Bank. See previous section titled "Economic Conditions in the Market Area."

     The Bank also originates loans guaranteed by the Small Business Administration (SBA). The Bank sells the guaranteed portion and retains the servicing and the unguaranteed portion. At December 31, 1995, the Bank had approximately $737,000 of the retained unguaranteed portion of SBA loans with a servicing portfolio of approximately $2,975,000. These unguaranteed portions generally bear a higher than normal risk of loss.

 Loan Loss Experience

     The following table summarizes average loans outstanding for each of the last two years and changes in the allowance for possible loan losses arising from loan losses and additions to the allowance from provisions charged to operating expense:

                                          At December 31,
                                        1995          1994
                                      (Dollars in Thousands)
Average loans outstanding           $ 42,272       $ 46,979
                                      ======         ======
Allowance for loan losses
  Balance at beginning of period    $    821       $    823
  Loan charged off during period       ------        ------
  Commercial, financial and
   agricultural                          258            532
  Real estate -- mortgage                115             25
  Installment                            329            114

                                       ------        ------
    Total                                702            671
  Recoveries during period               225 (1)         86
                                       ------        ------
  Net loans charged off during period    477            585
Additions charged to operations          295            583
                                       ------        ------
    Balance at end of period        $    639       $    821
                                       ======        ======
Loan loss and quality ratios:
  Net charge-offs to average loans      1.13%          1.25%
  Provision for loan losses to
    average loans                       0.70%          1.24%
  Allowance at end of period
    to average loans                    1.51%          1.75%
  Allowance at end of period to
    gross loans outstanding at end
    of period                           1.64%          1.77%
  Allowance as percent of non-
    performing loans                   39.44%         32.95%

     (1) Recoveries (in thousands) in 1995 were $121 commercial, financial and agricultural; $2 real estate; and $102 installment.

     In determining the adequacy of the allowance for loan losses, management considers such factors as historical loan loss experience, known problem loans, evaluations made by regulatory agencies and its outside loan reviewer, assessment of economic conditions, and other appropriate data to identify the risks in the portfolio. In determining the amount of the allowance, a specific allowance amount is assigned to those loans with identified special risks, and the remaining loan portfolio is reviewed by category and assigned a specific allowance percentage for inherent losses. The allocation process does not necessarily measure anticipated future credit losses; rather, it reflects Management's assessment at a certain date of perceived credit risk exposure and the impact of current and anticipated economic conditions, which may or may not result in future credit losses.

     Although no assurance can be given that actual losses will not exceed the amount provided for in the allowance, management believes that the allowance for loan losses is adequate in light of all known relevant factors. Even if it is adequate, however, increased costs of collection on some of these loans, non-accrual of interest on those which are or may be placed on non-accrual, and the possibility of further charge-offs could have an adverse impact on the Bank's profitability in the near future. See Item 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS - Allowance and Provision for Loan Losses" for additional information.

     The following table indicates Management's allocation of the allowance for each of the past two years:

                                     Year Ending December  31,
                                    (Dollars in Thousands)
                                   1995                 1994
                                          Percentage            Percentage
                             Amount of of Total  Amount of  of  Total
                             Allowance Allowance  Allowance Allowance
Commercial, financial
  and agricultural              $ 260     40.7%     $ 330       40.2%
Real estate & construction        184     28.8        205       25.0
Consumer                           63      9.8         89       10.8
Unallocated                       132     20.7        197       24.0
                                -----    ------       ----      ----
  Total                         $ 639    100.0%     $ 821      100.0%
                                =====    =====      =====      =====

Deposits

     The following table shows the average amount and average rate paid on the categories of deposits for each of the past two years.

                                  Year Ending December  31,

                                 1995                  1994
                                Average               Average

                                     (Dollars in Thousands)
                          Amount     Rate Paid      Amount       Rate Paid
                          ------     ---------      ------       ---------
Non-interest bearing
  demand                  $11,198       0.00%      $11,822        0.00%
Interest bearing
  demand                   10,492       1.42%       11,333        1.47%
Money Market                9,176       2.52%       12,230        2.58%
Savings                     5,235       2.20%        6,049        2.23%
Time                       18,394       5.84%       17,740        4.10%
                           ------       -----       ------        -----
  Total                   $54,495       2.88%     $ 59,174        2.27%
                           ======       =====       ======        =====

  The following table shows the maturities of time certificates of deposits of $100,000, or more, as of the end of the most recent year.

                                                At December 31,
                                                      1995
                                             (Dollars in Thousands)
Due in three months or less                        $  1,952
Due in over three months through six months             300
Due in over six months through twelve months            200
Due in over twelve months                               100
                                                   --------
  Total                                            $  2,552
                                                   ========

Return on Equity and Assets

  The following table sets forth Bancorp's ratios of net income to average shareholders' equity and average total assets for each of the past two years together with the ratio of average shareholders' equity to average total assets.

                                       Year ending
                                       December 31,
                                       1995     1994
Return on average equity(1)             nm%      nm%
Return on average assets              (0.01)%  (1.61)%
Average equity to average assets       (.14)%  (.086)%
Dividend payout ratio                     -      -

(1) Return on average equity is not meaningful as the average equity for 1994 and 1995 was negative.

Short-Term Borrowings

  Federal funds purchases in 1995 averaged less than 1% of shareholder's equity. An average of $6,300 was borrowed at a weighted average interest rate of 5.98%. During 1994, $200,000 was borrowed at 5.7% for one day.

ITEM  2.  PROPERTIES

    For information on Bancorp's and the Bank's properties, see Item 1, "BUSINESS-Premises and Market Area."

 ITEM  3.  LEGAL  PROCEEDINGS

    The Bank has been subject to various legal actions which are deemed to be part of its normal course of business. Management, after consultation with legal counsel, believes that the ultimate liability, if any, arising from such actions will not have a materially adverse affect on the financial position or results of operations of the Bank or Bancorp. As of December 31, 1995, neither the Bank nor the Bancorp had any asserted lawsuits against it.

 ITEM  4.  SUBMISSION OF MATTERS TO  A VOTE OF SECURITY HOLDERS

   No matter was submitted by the Bank or Bancorp to a vote of its security holders, through the solicitation of proxies or otherwise, during the fourth quarter of its fiscal year ended on December 31, 1995.

                                 PART  II

 ITEM  5.  MARKET FOR ISSUER'S COMMON  STOCK AND RELATED STOCKHOLDER MATTERS

  Trading in Bancorp's common stock has been very limited, and such trades cannot be characterized as amounting to an active trading market. Bancorp's Common Stock is traded over-the-counter, is not listed on any exchange, and is not quoted on the NATIONAL ASSOCIATION OF SECURITIES DEALERS' AUTOMATED QUOTATION SYSTEM ("NASDAQ "). Bancorp is aware of one security dealer which currently handle trades in Bancorp's stock, Western Financial Corporation, San Diego, California.

  No trades in Bancorp's common stock have been reported by securities dealers during the last two years. This does not include shares that may have been traded directly by shareholders or through other dealers and not through Western Financial Corporation, as to which no information is generally available to Bancorp.

  As of March 8, 1996, there were 414 shareholders of record. As of September 27, 1995, in connection with reincorporating the Company from a California corporation to a Delaware corporation, the Company conducted in substance a 1-for-21 reverse split of its Common Stock (the Reverse Split ). As of that date, shareholders became entitled to receive one share of new common stock for every twenty-one share of old stock previously held. Fractional shares were rounded up to the next higher number of whole shares.

  On September 30, 1995 (i.e., after the 1:21 reverse split became effective), the Company completed a recapitalization in which it sold newly-issued shares constituting a controlling interest in the Company at a price of $5.82 per share.

  After the Merger but prior to the issuance of shares to the Partnership and Direct Holders, SDN transferred to an escrow agent additional newly-issued SDN common stock (the Escrowed Shares ) representing 3.0% of the total shares of SDN common shares outstanding following the Closing. The Escrowed Shares are held by the escrow agent primarily for the benefit of those persons (the Record Date Shareholders ) who held shares of SDN common stock as of September 28, 1995 and their transferees, and secondarily for the benefit of the Partnership and its transferees. Through the Series A (Primary) Stock Rights (the Primary Stock Rights ), each Record Date Shareholder has a beneficial interest in a pro rata portion of the Escrowed Shares. The Escrowed Shares may be distributed out of escrow to the holders of the Primary Stock Rights based upon the outcome of two separate sets of contingencies as of two future dates: March 31, 1997 (the First Determination Date ) and September 30, 1998 (the Second Determination Date ). The Primary Stock Rights are attached to and tradeable only in conjunction with the Record Date Shareholders shares of SDN common stock. The holders of the Primary Stock Rights effectively hold the voting and dividend rights on the Escrowed Shares while those shares remain in escrow.

  The Escrowed Shares available for distribution following the First Determination Date (the First Distribution Pool ) constitute one-third of the Escrowed Shares (i.e., 1.0% of the shares of SDN common stock outstanding immediately after the Closing); the Escrowed Shares available for distribution following the Second Determination Date (the Second Distribution Pool ) constitute two-thirds of the Escrowed Shares (i.e. 2.0% of the shares of SDN common stock outstanding immediately after the Closing). The holders of the Primary Stock Rights may receive some of all of the Escrowed Shares in the First Distribution Pool depending upon the net losses actually suffered (and an estimate of future losses still to be suffered) by SDNB as of the First Determination Date with respect to all of SDNB s assets that were classified as of the Closing and the extent towhich those losses exceed SDNB s loss reserve for classified assets as of March 31, 1995 ($261,000). The holders of the Primary Stock Rights may receive some or all of the Escrowed Shares in the Second Distribution Pool depending upon the amount of losses and expenses, if any, SDN has suffered (including accruals for future losses it expects to suffer) as of the Second Determination Date arising out of any claims asserted against SDN or SDNB based on facts or circumstances that occured prior to the Closing.

  Following, respectively, the First Determination Date and the Second Determination Date and the distribution, if any, of Escrowed Shares to the Primary Stock Right holders, any portion of the Escrowed Shares in the applicable Distibution Pool that was not required to be distributed to the Primary Stock Right holders will be distributed to the Partnership and the Direct Holders pursuant to a Series A (Residual) Stock Right issued to the Partnership as of the Closing.

  The last trade prior to the merger that was reported by Western Financial Corporation (which handles most trades of the Company's stock) occurred in December, 1992 at $4.00 per share. No other transactions have been reported to prior to the merger.

Dividends

  Neither Bancorp nor Bank have paid any cash dividends, and it is the Board of Directors' current policy that no cash dividends be declared by Bancorp or Bank.Neither Bancorp nor Bank are permitted to pay any dividends without the consent of the Federal Reserve Bank of San Francisco and the Office of the Comptroller of the Currency. See Item 1, "BUSINESS - Supervision and Regulation - Restrictions on Transfer of Funds to Bancorp by the Bank."

  Holders of Bancorp's stock are entitled to receive dividends as and when declared by the Board of Directors out of funds legally available therefor underthe laws of the State of Delaware. See "BUSINESS-- Restrictions on Transfers of Funds by Bancorp and the Bank."


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    On September 30, 1995, the Company completed its recapitalization. See "BUSINESS--Bancorp"

    Bancorp owns 100% of San Dieguito National Bank ("Bank"). As of December 31, 1995, Bancorp has had no significant business activities independent from the Bank. Accordingly, the following discussion relates primarily to the operating results and financial condition of the Bank.

    In 1995, Bancorp had a consolidated net loss of $5,000 for the year ended December 31, 1995, compared to a consolidated net loss of $989,000 for the same period in 1994. Included in the $5,000 net loss is an extraordinary gain from extinguishment of debt of $1,068,000 in connection with the Recapitalization. Bancorp's loss before extraordinary item for the year ended December 31, 1995 was $1,073,000 versus a net loss of $989,000 for the same period in 1994. The increase in the loss before extraordinary item in 1995 is due to a $358,000 increase in non-interest expense, and a $44,000 decrease in net interest income, partially offset by a $288,000 decrease in the provision for loan losses and a $30,000 increase in non-interest income. Net loss per share (after adjustment for extraordinary item) was $.02 in 1995, compared to a net loss per share of $18.41 in 1994.

    The net loss before extraordinary items of $989,000 in 1994 is a decrease of $987,000, or 49.9%, from the net loss of $1,976,000 in 1993. Loss per share was $18.41 in 1994 compared to a loss per share of $36.78 in 1993, adjusted for the reverse stock split and stock dividends which occured on September 27, 1995.

    Average interest earning assets in 1995 were approximately $50.3 million, a decrease of $3.6 million, or 6.7%, from the 1994 average. Total assets was $55.9 at December 31, 1995 compared to total assets of $57.7 at December 31, 1994. Total assets of $55.9 million at December 31, 1995 is inclusive of the $3.2 million received as a result of the Recapitalization.

    Average loans for 1995 were approximately $42.3 million, a decrease of $4.7 million, or 10.0%, from the average for 1994. Total loans at December 31, 1995 were $39.0 million compared to $46.3 million at December 31, 1994. This $7.3 million decrease was primarily a result of a $2.7 million decrease in commercial loans and a $2.9 million decrease in real estate and construction loans.

    Average deposits in 1995 were approximately $54.5 million (excluding Bancorp's deposit account which is eliminated in consolidation), a decrease of $4.7 million, or 7.9%, from the average for 1994. Total deposits decreased to $51.4 million at December 31, 1995 compared to $55.9 million at December 31, 1994. This $4.5 million decrease is primarily due to a $3.1 million decrease in savings deposits (including money market) and a $2.6 million decrease in certificates of deposits, partially offset by a $1.3 million increase in demand deposits.

    Average interest earning assets decreased approximately $4.8 million, or 8.2% between 1993 and 1994, from $58.7 million in 1993 to $53.9 million in 1994.Average loans decreased approximately $2.2 million, or 4.5% between 1993 and 1994, from $49.2 million in 1993 to $47.0 million in 1994. Average Federal funds sold decreased approximately $1.8 million, or 58.1%, from $3.1 million in 1993 to $1.3 million in 1994.

    Average deposits decreased approximately $3.8 million, or 6.0% between 1993 and 1994, from $62.9 million in 1993 to $59.2 million in 1994. Demand deposits decreased approximately $2.1 million, or 15.1% between 1993 and 1994, from $13.9 million in 1993 to $11.8 million in 1994. Interest bearing deposits decreased approximately $1.7 million, or 3.4% from $49.0 million in 1993 to $47.3 million in 1994.

Net Interest Income and Net Interest Margin

    In 1995, Bancorp's net interest income decreased $44,000 due to an increase of $222,000 in interest expense, partially offset by an increase of $178,000 in interest income. Interest expense increased primarily due to an increase in the average rate paid on interest-bearing liabilities that rose from 3.10% in 1994 to 3.88% in 1995, partially offset by a decrease in total interest-bearing liabilities. Interest income increased primarily due to an increase in the average yield earned on interest-earning assets, that rose to 9.08% in 1995 from 8.15% in 1994, partially offset by a decrease in total interest-earning assets. As a result of these factors, the net yield earned on interest earning assets increased from 5.31% in 1994 to 5.60% in 1995.

    In 1994, Bancorp's net interest income decreased $133,000 due to a $165,000 decrease in interest income partially offset by a $32,000 decrease in interest expense. The decrease in interest income was primarily due to a reduction in loan volume and overall earning assets and was partially offset by higher rates earned on earning assets that increased from 7.76% in 1994 to 8.15% in 1994. Interest expense decreased primarily from a decrease in interest bearing liabilities and was partially offset by an increase in rates paid on interest bearing liabilities that rose from 3.07% in 1993 to 3.10% in 1994.

    Loan fee income decreased $26,000 from $130,000 in 1994 to $104,000 in 1995. Loan fees were $238,000 in 1993. This decrease reflects the decline in local real estate and construction lending.

Allowance and Provision for Loan Losses

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

    The allowance for loan losses was $639,000, or 1.6% of gross loans, at December 31, 1995, compared to $821,000, or 1.8%, of gross loans at December 31, 1994 and $823,000, or 1.7%, of gross loans for the same period in 1993. The provision for loan losses for the year ended December 31, 1995 was $295,000, compared to $583,000, for the same period in 1994, and $1,085,000 for the same period in 1993.

    At December 31, 1995, $28.3 million, or 73%, of total loans were secured by deeds of trust on real estate. This includes loans to companies or individuals for business purposes which are also secured by real estate. The Bank, like other banks, also makes a number of loans to companies and individuals which are secured by other collateral or based solely upon the cash flow, income, character and/or net worth of the borrower. At December 31, 1995, the Bank had $10.7 million or 27% of total loans in this category. The majority of these loans are collateralized by business property, personal property and/or governmental agency guarantees. The collection of these loans is more dependent upon the borrower's financial capability at maturity than loans that are secured by real estate.

    Non-performing loans and other real estate owned ("OREO") at December 31, are summarized as follows:


                                               1995    1994

                                         (Dollars in thousands)
Loans past due 90 days and still
accruing                                     $   46   $  826
Loans on non-accrual                          1,574    1,666
                                              -----    -----
  Total non-performing loans                 $1,620   $2,492
                                              =====    =====
  As a percent of total loans                  4.2%     5.4%
                                              =====    =====
OREO                                          1,411    1,288
                                              -----    -----
  Total non-performing assets                $3,031   $3,780
                                              =====    =====
  As a percent of total assets                  5.4%    6.5%
                                              =====    =====

    The $1,574,000 in loans on non-accrual at December 31, 1995 consists of twenty-six loans of which twenty loans totaling 93% of the total amount are secured by real estate. Thirteen of these loans totaling $213,000 are FHA guaranteed loans. At December 31, 1994, the $1,666,000 in loans on non-accrual consisted of sixteen loans, of which seven loans totaling 88% of the total dollar amount were secured by real estate. Loans on non-accrual status totaled $1,446,000 at December 31, 1993.

    Using the peer group of all banks headquartered in San Diego County with total assets less than $500 million as of September 30, 1995, the most recent peer group data available, the ratio of the allowance for loan losses to non-performing loans was 67% for such regional peer group compared to the Bank's ratio of 52%. At December 31, 1995, the same ratio for the Bank was 39% as a result of a $182,000 decrease in the allowance for loan losses and a $29,000 decrease in non-performing loans at December 31, 1995 compared to September 30, 1995. This decrease in the allowance for loan losses was largely due to net
loan charge offs of $263,000 during the fourth quarter of 1995.   As of
September 30, 1995, non-performing loans as a percentage of total loans was 3% for the regional peer group compared to the Bank's percentage of 4%. The Bank's percentage remained at 4% as of December 31, 1995.

    The OREO balance of $1,411,000 at December 31, 1995 is comprised of three
properties.   Three properties with a total carrying value of $1,052,000 were added to OREO in 1995 as a result of foreclosure, three properties with a total carrying value of $476,000 were sold in 1995, and five properties were written down by $453,000. All of the OREO properties are recorded at amounts which are equal to or less than the market value based on current independent appraisals reduced by estimated selling costs.

    A portion of the non-performing loans represents the Bank's willingness to allow loans to go into default in order to pursue collection efforts rather than to grant liberal loan renewals. As discussed above, most of the non-performing loans are secured by real estate.

    Given the current local economic conditions and the importance of real estate values to the Bank's loan portfolio, it is possible the level of non-performing loans may increase until the local economy improves significantly. Current collection and foreclosure activities could likely result in additional non-accrual and OREO amounts. See "Economic Considerations".

    The calculation of the adequacy of the allowance for loans losses requires the use of management estimates. These estimates are inherently uncertain and depend on the outcome of future events. Management's estimates are based upon previous loan loss experience, current economic conditions as well as the volume, growth and composition of the loan portfolio, the estimated value of collateral and other relevant factors. The Bank's lending is concentrated in Southern California, which has experienced adverse economic conditions, including declining real estate values. These factors have adversely affected borrowers' ability to repay loans. Although management believes the level of the allowance as of December 31, 1995 is adequate to absorb losses inherent in the loan portfolio, additional decline in the local economy may result in increasing losses that cannot reasonably be predicted at this date. The possibility of increased costs of collection, non-accrual of interest on those which are or may be placed on non-accrual, and further charge-offs could have an adverse impact on the Bank's and Bancorp's financial condition in the future.

Non-Interest Income

    Non-interest income increased by $30,000 in 1995 compared to 1994. This was primarily due to $60,000 of legal costs reimbursed from a loan recovery. Non-interest income increased $11,000, or 1.7%, from $655,000 in 1993 to $666,000 in 1994, due to an increase in gain on sale of OREO, partially offset by a decrease in deposit service charges.

Non-Interest Expense

    Non-interest expense increased $358,000 in 1995 compared to 1994. This increase is largely comprised of a $309,000 increase in losses and carrying costs of OREO, $86,000 of other expense recorded in June 1995 as a result of the May 1995 OCC examination, and $50,000 of accrued operational expenses relating to changes contemplated as a part of the Recapitalization. These increases in non-interest expense were offset by a $94,000 decrease in salaries and employee benefits and a $16,000 decrease in occupancy and equipment expenses. Non-interest expense decreased $607,000 from 1993 to 1994. A primary factor for this decrease was the closing of the La Costa office in August, 1993.

    Although the Bank took a number of actions to reduce non-interest expenses and increase non-interest income in the past, the Bank continues to evaluate ways to realize even greater efficiency and ways to reduce overhead costs. Since many of the Bank's costs are fixed, their impact on the overhead ratio cannot be substantially improved without a significant increase in the Bank's size.

Provision for Income Taxes

    As a result of a net operating loss for 1995, is no provision for Federal or California income tax was made during 1995. Prior to the sale of the Shares to the New Investors on September 30, 1995 (see "Capital Resources", below), Bancorp had a substantial Federal net operating loss carryforward ("NOL") available to offset income earned in future periods. As expected, the sale of the Shares resulted in an "ownership change" for federal income tax purposes under Section 382 of the Internal Revenue Code, which substantially limits Bancorp's ability to utilize that NOL against future income and will result in higher tax costs during future periods than would have been incurred had the sale of the Shares not taken place. Because of the change in Bancorp's ownership resulting from the Recapitalization, an annual limitation of approximately $300,000 has been placed on the amount of net operating loss carryforward generated prior to the ownership change which can be utilized for Federal and California State taxes.

Capital Resources

    As of September 30, 1995, Bancorp completed the Recapitalization contemplated by the July 21, 1995 Stock Purchase Agreement by and among Bancorp--CA, the Bank and Dartmouth Capital Group, L.P. In accordance with the terms of the Stock Purchase Agreement, effective as of September 30, 1995, Bancorp issued and sold a total of 841,739 shares (the "Shares") of Common Stock to the Partnership and the Direct Holders. The aggregate consideration paid for the Shares was $4,900,000 million in cash. After transaction costs of $406,000, Bancorp realized net proceeds of $4,494,000. The Shares represent, in the aggregate, 94% of the shares of Common Stock outstanding immediately after such issuance. Depending upon the outcome of certain future contingencies described in the Stock Purchase Agreement, the Partnership could receive additional sharesof Bancorp common stock currently being held in escrow, thereby increasing its collective interest to as much as 97% of the outstanding shares of common stock of Bancorp. Alternatively, also depending upon the outcome of those contingencies, the Common Stock now in escrow will be distributed to the Record Date Holders.

    As contemplated by the Stock Purchase Agreement, the purchase of the Shares was conditioned upon, among other things, the prior consummation of the Merger and forgiveness of a total of $1,068,000 of principal and accrued interest with respect to certain of Bancorp's subordinated debentures and senior debt. See "BUSINESS--Acquisitions" for a description of the funding for the Liberty and Commerce Acquisitions.

    Current risk-based regulatory capital standards generally require banks and holding companies to maintain a ratio of "core" or "Tier 1" capital (consisting principally of common equity) to risk-weighted assets of at least 4%, the ratio of Tier 1 capital to adjusted total assets (leverage ratio) of at least 3% and a ratio of total capital (which includes Tier 1 capital plus certain forms of subordinated debt, a portion of the allowance for loan losses, and preferred stock) to risk-weighted assets of at least 8%. Risk-weighted assets are calculated by multiplying the balance in each category of assets according to a risk factor which ranges from zero for cash assets and certain government obligations to 100% for some types of loans, and adding the products together.

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

    The following is a summary of Bancorp's and the Bank's capital ratios at December 31, 1995.

                                    December 31,          Minimum
                                                        Requirement
                                 Bank        Bancorp
                                -----        -------    -----------
Total Risk-Based Capital        10.7%         11.3%          8.0%
Tier 1 Risk-Based Capital        9.4%          8.7%          4.0%
Leverage Ratio                   6.8%          6.3%     3.0%-5.0%

    As of December 31, 1995, the Bank was considered "well capitalized" under the Prompt Corrective Action Provisions.

Liquidity

    The Bank relies on deposits as its principal source of funds and, therefore,must be in a position to service depositors' needs as they arise. Management of the Bank attempts to maintain a loan-to-deposit ratio of not greater than 80% and a liquidity ratio (liquid assets, including cash and due from banks, Federal funds sold and investment securities to deposits) of approximately 20%. The average loan-to-deposit ratio was 78% in 1995, 79% in 1994 and 76% in 1993 . The average liquidity ratio was 22% in 1995, 20% in 1994, and 23% in 1993. At December 31, 1995, the Bank's liquidity ratio was 28% as a result of the Recapitalization and Bancorp's contribution of additional capital to the Bank. While fluctuations in the balances of a few large depositors cause temporary increases and decreases in liquidity from time to time, the Bank has not experienced difficulty in dealing with such fluctuations from existing liquidity sources.

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

Economic Considerations

    Approximately 74% of the Bank's loan portfolio at December 31, 1995 consisted of short-term loans tied to a floating interest rate which changes at least annually (41% is tied to a daily floating prime rate). This loan portfolio mix enables the Bank to adjust its yields quickly in a changing interest rate environment. The Bank's assets are more sensitive to interest rate changes than its liabilities. This is partly because it has more non-interest bearing liabilities (demand deposits and capital) than non-interest earning assets. Given these circumstances and absent other factors, declining market rates of interest will generally have a negative impact on the Bank's net interest income, while rising interest rates will have a positive effect.

    The Bank concentrates on serving the needs of small and medium-size businesses, professionals and individuals located in the San Diego County area of California. The general economy in this market area, and particularly the real estate market, is slowly recovering from the results of a prolonged recession that has adversely affected the ability of certain borrowers of the Bank to perform their obligations to the Bank. In addition, problems with the Mexican peso may continue to adversely affect cross-border traffic, which also will adversely affect the ability of certain borrowers to perform their obligations to the Bank.

    The assessment of recent economic reports and the current economic environment in Bancorp's market areas are encouraging. Local economists have stated they believe the San Diego economy has stopped its decline and feel we have experienced a modest recovery during 1995 with the outlook for the first part of 1996 being positive.

    The financial condition of the Bank has been, and is expected to continue to be, affected by overall general economic conditions and the real estate market in California. The future success of the Bank is dependent, in large part, uponthe quality of its assets. Although management of the Bank has devoted substantial time and resources to the identification, collection and workout of nonperforming assets, the real estate markets and the overall economy in California are likely to have a significant effect on the Bank's assets in future periods and, accordingly, Bancorp's financial condition and results of operations.

Inflation

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


ITEM 7.  FINANCIAL STATEMENTS
                          Financial Statements
                                                                 Page
No.
 Report of  Independent Accountants
 Financial Statements of SDN Bancorp and subsidiary               F1

   Consolidated Statements of Condition December 31, 1995 and
   1994                                                           F3

   Consolidated Statements of Operations - Years ended
   December 31, 1995, 1994 and 1993                               F4

   Consolidated Statements of Shareholders' Equity - Years ended
   December 31, 1995, 1994 and 1993                               F5

   Consolidated Statements of Cash Flows - Years ended
   December 31, 1995, 1994 and 1993                               F6

   Notes to Consolidated Financial Statements -
   December 31, 1995, 1994 and 1993                               F7

   All financial statement schedules are omitted because they are not applicable, not material, or because the information is included in the financial statements or notes thereto.

            Report of Independent Accountants




February 2, 1996,
 except as to Note 18,
 which is as of February 29, 1996


To the Board of Directors and Shareholders of SDN Bancorp, Inc. and Subsidiary

In our opinion, the accompanying consolidated statement of condition and the related consolidated statements of operations, of shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of SDN Bancorp, Inc. (formerly known as SDN Bancorp) and its subsidiary at December 31, 1995, and the results of their operations and their cash flows for the year in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. The financial statements of SDN Bancorp and subsidiary for the years ended December 31, 1994 and 1993 were audited by other independent accountants whose report dated February 3, 1995, did not express an opinion on the statements for the year ended December 31, 1994 because of doubt about SDN Bancorp's subsidiary's ability to continue as a going concern and expressed an unqualified opinion on the statements for the year ended December 31, 1993.

Price Waterhouse LLP


SDN BANCORP, INC AND SUBIDIARY
Consolidated Statements of Condition

                                           December 31,
                                         1995          1994
Assets

Cash and due from banks (Note 3)     $ 3,640,000   $ 2,842,000
Federal funds sold                     2,300,000           -
                                      ----------    ----------
  Total cash and cash equivalents      5,940,000     2,842,000

Interest-bearing deposits in
other financial institutions             989,000     1,078,000
Held-to-maturity investment
 securities, at amortized cost,
 approximate fair value:
 1995 - $7,057,000;
 1994 - $4,450,000; (Note 4)           7,009,000     4,535,000

Loans                                 38,977,000    46,313,000
  Less allowance for loan losses         639,000       821,000
                                      ----------    ----------
    Loans, net (Notes 5, 6 and 7)     38,338,000    45,492,000

Premises and equipment, net (Note 8)     597,000       779,000
Real estate acquired through
foreclosure, net (Note 9)              1,411,000     1,288,000
Accrued interest receivable and
other assets                           1,621,000     1,672,000
                                      ----------    ----------

                                     $55,905,000   $57,686,000
                                      ==========    ==========

Liabilities and Shareholders'
 Equity (Deficit)

Deposits (Note 10):
  Demand:
    Non-interest-bearing             $13,445,000   $12,570,000
    Interest-bearing                  10,582,000    10,206,000
  Savings:
    Regular                            4,714,000     6,110,000
    Money market                       8,558,000    10,234,000
  Time:
    Under $100,000                    11,580,000    12,212,000
    $100,000 or more                   2,552,000     4,544,000
                                      ----------    ----------
      Total deposits                  51,431,000    55,876,000

Accrued expenses and other
liabilities                              396,000       864,000
Notes payable (Note 2)                        -        675,000
Mandatory convertible debentures
 (Notes 2 and 11)                        537,000     1,219,000
                                      ----------    ----------
      Total liabilities               52,364,000    58,634,000

Commitments and contingencies
 (Note 16)

Shareholders' equity (deficit)
 (Note 2):
  Preferred stock; $.01 par value;
1,000,000 shares authorized; no
shares issued and outstanding at
December 31, 1995 and 1994                    -          -
  Common stock, $.01 par value;
5,000,000 shares authorized 895,467
issued and outstanding at December
31, 1995                                   9,000           -
  Common stock, no par value;
10,000,000 shares authorized;
564,145 issued and outstanding
at December 31, 1994                          -             -
  Additional paid-in capital           7,593,000     2,951,000
  Accumulated deficit                 (4,061,000)   (3,899,000)
                                      -----------   -----------
      Total shareholders' equity
(deficit)                              3,541,000      (948,000)
                                     -----------    -----------
                                     $55,905,000   $57,686,000
                                     ===========    ===========

See notes to consolidated financial statements.


SDN BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Operations

                                 For the years ended December 31,
                                    1995       1994       1993
Interest income:
 Interest and fees on loans       $4,086,000$4,044,000 $4,109,000
 Interest on investment
securities, substantially all
taxable                              311,000   247,000    290,000
 Interest on Federal funds sold      117,000    56,000     87,000
 Interest on deposits in financial
institutions                          54,000    43,000     69,000
                                   --------- ---------  ---------
      Total interest income        4,568,000 4,390,000  4,555,000
                                   --------- ---------  ---------
Interest expense:
 Demand deposits                     149,000   167,000    176,000
 Savings deposits                    346,000   451,000    554,000
 Time deposits (Note 10)           1,075,000   727,000    670,000
 Debentures and other                181,000   184,000    161,000
                                   --------- ---------  ---------
    Total interest expense         1,751,000 1,529,000  1,561,000
                                   --------- ---------  ---------

Net interest income                2,817,000 2,861,000  2,994,000
Provision for loan losses
(Note 7)                             295,000   583,000  1,085,000
                                   --------- ---------  ---------
 Net interest income after
provision for loan losses          2,522,000 2,278,000  1,909,000
                                   --------- ---------  ---------
Non-interest income:
 Service charges                     464,000   464,000    494,000
 Other income                        232,000   202,000    161,000
                                   --------- ---------  ---------
    Total non-interest income        696,000   666,000    655,000
                                   --------- ---------  ---------
Non-interest expenses:
 Salaries and employee benefits    1,811,000 1,905,000  2,052,000
 Professional, regulatory and
other services                       346,000   335,000    434,000
 Occupancy and equipment (Note 16)   861,000   877,000    988,000
 Legal                               113,000   124,000    244,000
 Insurance                           114,000   117,000    128,000
Losses and carrying costs of real
estate acquired through foreclosure
(Note 9)                             531,000   222,000    182,000
 Other                               515,000   353,000    512,000
                                   --------- ---------  ---------
    Total non-interest expenses    4,291,000 3,933,000  4,540,000


Loss before income tax benefit
and extraordinary item            (1,073,000) (989,000)(1,976,000)
Income tax benefit (Note 15)         443,000       -         -
                                   ---------  --------- ----------
Loss before extraordinary item
(Note 2)                            (630,000) (989,000)(1,976,000)


Extraordinary Item:
 Gain from forgiveness of
indebtness, net of $443,000
   income taxes (Note 2)             625,000       -         -
                                   --------- ---------- ---------

    Net loss                       $  (5,000)$(989,000)(1,976,000)
                                   ========= ========= ==========

Net income (loss) per common share:
 Loss before extraordinary item    $  ( 2.35)$  (18.41)  $ (36.78)
 Extraordinary item - gain from
forgiveness of  indebtness, net         2.33       -         -
                                    --------- ---------  ----------

    Net loss                       $    (.02)$  (18.41)  $ (36.78)
                                   ========= =========  ==========

See notes to consolidated financial statements.


SDN BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Shareholders' Equity (Deficit)
For the Years Ended December 31, 1995, 1994, and 1993

                                       Additional
               Number of Common      Paid-in  Accumulated
                Shares    Stock      Capital    Deficit    Total
Balance at
December  31,
1992           564,145 $2,951,000 $     -     (934,000) 2,017,000

 Net  loss      -        -              -   (1,976,000)(1,976,000)
              -------- ---------  ---------  --------- ---------
Balance at
December  31,
1993           564,145  2,951,000      -    (2,910,000)    41,000

 Net  loss      -        -             -      (989,000)  (989,000)
              -------- ---------  ---------  ---------  ---------
Balance at
December  31,
1994           564,145  2,951,000      -    (3,899,000)  (948,000)

Merger and
reverse stock
split(1 for 21)
(Note 12)     (537,281)(2,951,000) 2,951,000      -          -

Stock
dividend
(Note 2)        26,864      1,000    156,000  (157,000)      -


Issuance of
common stock   841,739      8,000  4,486,000     -      4,494,000

  Net  loss       -         -        -          (5,000)    (5,000)
               -------  ---------- --------- ---------- ---------
Balance at
December 31,
1995           895,467     $9,000 $7,593,000(4,061,000) 3,541,000
               =======  =========  ========= =========  =========

See notes to consolidated financial statements.

SND BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

                                For the years ended December 31,
                                   1995       1994        1993
Operating activities:
Net loss                          $ (5,000) $ (989,000)$(1,976,000)
 Adjustments to reconcile net
loss to net cash provided (used)
by operating activities:
     Provision for loan losses and
real estate acquired through
foreclosure                         678,000    715,000   1,171,000
     Depreciation and amortization  201,000    204,000     227,000
     Decrease (increase) in accrued
       interest receivable           15,000    (43,000)     70,000
     Increase (decrease) in accrued
       interest payable            (183,000)   146,000      33,000
     Extraordinary item - gain on
      forgiveness of indebtness,
        net                        (625,000)         -           -
     Deferred income tax benefit   (443,000)         -           -
     Other - net                    188,000    223,000      79,000
                                  ---------- ---------  ----------
       Net cash (used) provided
        by operating activities    (174,000)   256,000    (396,000)
                                   --------- ---------- ----------
Investing activities:
 Net decrease in interest-bearing
deposits in other financial
institutions                         89,000    191,000     389,000
 Purchases of held-to-maturity
investment securities            (5,890,000)(3,110,000)   (250,000)
 Proceeds from maturities of
held-to-maturity investment
securities                        3,416,000  2,945,000     676,000
 Net decrease in loans            5,807,000    923,000   4,902,000
 Net purchases of premises
and equipment                       (19,000)   (62,000)    (73,000)
 Proceeds from sales of real
estate acquired through
foreclosure                         476,000  1,277,000     844,000
                                  ---------   ---------    --------
Net cash provided by investing
activities                        3,879,000  2,164,000   6,488,000
                                  ---------  ---------   ---------
Financing activities:
 Net decrease in deposits        (4,445,000)(3,775,000)(16,498,000)
Repayment of notes payable         (656,000)      -       (100,000)
 Net proceeds from issuance
of notes payable                     -          14,000     211,000
 Proceeds from issuance of
common stock                      4,494,000         -           -
                                 ----------  ---------  -----------
  Net cash used by
financing activities               (607,000)(3,761,000)(16,387,000)
                                 ---------- ----------- ------------
Net increase (decrease)
in cash and cash
equivalents                       3,098,000 (1,341,000)(10,295,000)
Cash and cash equivalents
at beginning of year              2,842,000  4,183,000  14,478,000
                                  ---------  ---------  ----------
Cash and cash equivalent
at end of year                   $5,940,000 $2,842,000  $4,183,000
                                 ==========  ========== ==========
Supplemental Disclosure
of Cash Flow Activities:
 Cash paid for income taxes      $    2,000 $    2,000  $    2,000
                                 ==========  ==========   ==========
 Cash paid for interest         $1,673,000  $1,384,000  $1,528,000
                                ==========  ==========  ==========
Supplemental Disclosure of
Non-Cash Flow Activities:
 Loans transferred to
real estate acquired
through foreclosure             $  982,000  $1,251,000  $1,537,000
                                ==========   ========== ==========
 Other real estate sold
and financed by Bank            $  371,000  $  377,000  $      -
                                ==========   ========== ==========

See notes to consolidated financial statements.

SDN BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1995, 1994, and 1993

NOTE 1 - SUMMARY OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

SDN Bancorp, Inc., a Delaware corporation, is sole owner of San
Dieguito National Bank ("Bank"), a federally-chartered commercial bank.

Nature of Operations

The Bank operates two branches in a suburban community of San Diego County, California. The Bank's primary source of revenue is providing commercial banking services to customers, who are predominately small and middle-market businesses and individuals.

Use of Estimates in Preparation of Financial Statements

The accounting and reporting policies of SDN Bancorp, Inc. and subsidiary ("Bancorp") are in accordance with generally accepted accounting principles and conform to prevailing practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A summary of the significant accounting policies used in the preparation of these financial statements follows.

Risks and Uncertainties

In the normal course of its business, the Bank encounters two significant types of risk: economic and regulatory. Economic risk is comprised of three components - interest rate risk, credit risk and market risk. The Bank is subject to interest rate risk to the degree that its interest-bearing liabilities mature and reprice at different speeds, or on a different basis, than its interest-bearing assets. Credit risk is the risk of default on the Bank's loan portfolio that results from the borrower's inability or unwillingness to make contractually required payments. Market risk results from changes in the value of assets and liabilities which may impact, favorably or unfavorably, the realizability of those assets and liabilities.

The Bank is subject to regulations of various governmental agencies. These regulations can and do change significantly from period to period. The Bank also undergoes periodic examinations by the regulatory agencies, which may subject it to changes in asset valuations, in amounts of required loss allowances and in operating restrictions resulting from the regulators' judgments based on information available to them at the time of their examination.

Principles of Consolidation

The consolidated financial statements of the SDN Bancorp, Inc.
include the accounts of the Bank after elimination of all material intercompany transactions and accounts.

Investment Securities

During 1994, the Bank adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), which requires investments to be classified into three categories: held-to-maturity, trading, or available-for-sale. SFAS 115 requires that debt securities that the Bank has the positive intent and ability to hold to maturity be classified as held to maturity. At December 31, 1995 and 1994, the Bank classified all of its investment securities as held-to-maturity.

Held-to-maturity investment securities are carried at cost, adjusted for the amortization of premiums and the accretion of discounts. Premiums and discounts are amortized and accreted to operations using the straight-line method which management believes approximates the interest method. Management has the intent and the Bank has the ability to hold these assets as long-term investments until their expected maturities. Under certain circumstances (including the significant deterioration of the issuer's credit worthiness or a significant change in tax-exempt status or statutory or regulatory requirements), securities held to maturity may be sold or transferred to another classification.

Gains and losses realized on sales of investment securities are generally determined on the specific identification method and are included in other income.

Loans and Loan Fees

Loans are stated at the principal amount outstanding, net of unearned discounts and fees. Loan origination fees and certain direct costs are deferred and recognized as an element of interest income over the life of the related loans. Net deferred loan origination fees were $45,000 and $54,000 at December 31, 1995 and 1994, respectively.

Allowance for Loan Losses

A provision for possible losses on loans is charged to expense when, in the opinion of management, such losses are expected to be incurred or are inherent in the portfolio. Losses on loans secured by real estate are usually indicated when the fair value of the underlying security is estimated to be less than the carrying value of the loan.

The accompanying consolidated financial statements require the use of management estimates to calculate the allowance for loan losses. These estimates are inherently uncertain and their accuracy dependson the outcome of future events. Management's estimates are based upon previous loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio, the value of collateral, and other relevant factors. The Bank's lending is concentrated in Southern California which has recently experienced adverse economic conditions including declining real estate values. These factors have adversely affected borrowers' ability to repay loans. Although management believes the level of the allowance as of December 31, 1995 and 1994 is adequate to absorb losses inherent in the loan portfolio, additional decline in the local economy may result in increasing losses that cannot reasonably be predicted at this time. Such losses may also result in unanticipated reduction of the Bank's capital.

During 1995, the Bank adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114") as amended by SFAS 118, "Accounting for Loan Impairment-Income Recognition and Disclosures" ("SFAS 118"). Under SFAS 114, a loan is deemed to be impaired when, based on current information and events, it is probable that a creditor may not collect amounts due according to the original contractual terms of, and as scheduled in, the original loan agreement. SFAS 114 requires that impaired loans be measured using one of the following methods: (i) the present value of expected cash flows discounted at the loan's effective interest rate; (ii) the observable value of the loan's market price; or (iii) the fair value of the collateral if the loan is collateral dependent. The effect of adoption of SFAS 114 on the Bank's financial position and results of operations was not considered by management to be significant. Cash receipts from impaired loans placed on non-accrual status are first applied to reduce principal.

Nonperforming Loans and Past Due Loans

Included in the nonperforming loan category are loans which have been categorized by management as nonaccrual, because collection of interest is doubtful, and loans which have been restructured to provide a reduction in the interest rate or a deferral of interest or principal payments.

When the payment of principal or interest on a loan is delinquent for 90 days, or earlier in some cases, the loan is placed on nonaccrual status, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. If the decision is made to continue accruing interest on the loan, periodic reviews are made to confirm the accruing status of the loan. When a loan is placed on nonaccrual status, interest accrued during the current year prior to the judgment of uncollectibility is charged to operations. Generally, any payments received on nonaccrual loans are applied first to outstanding loan amounts and next to the recovery of charged-off loan amounts. Any excess is treated as recovery of lost interest.

Restructured loans are those loans on which concessions in terms have been granted because of a borrower's financial difficulty.
Interest is generally accrued on such loans in accordance with the new terms.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation on furniture,fixtures, and equipment is computed using the straight-line method over the estimated useful lives, which range from two to fifteen years. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the remaining lease term, whichever is shorter. Expenditures for betterments and major repairs are capitalized and ordinary maintenance and repairs are charged to operations as incurred.

Real Estate Acquired Through Foreclosure

The Bank records real estate acquired through foreclosure or "deed in lieu of" as the lesser of the outstanding loan amount or fair value less estimated costs to sell, at the time of foreclosure.
Any resulting loss on foreclosure is charged to the valuation allowance for loan losses and a new basis is established in the property. A valuation allowance is established to reflect declines in value subsequent to foreclosure, if any, below the new basis. Required developmental costs associated with foreclosed property under construction are capitalized and considered in determining the fair value of the property. Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in other non-interest expenses.

Income Taxes

The Bancorp provides for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109). Under the liability method which is prescribed by SFAS 109, a deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax bases of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. SFAS 109 also requires the establishment of a valuation allowance, if necessary, to reflect the likelihood of realization of deferred tax assets. The effect of tax rate changes are to be reflected in income in the period such changes are enacted.

Deferred income taxes are provided by applying statutory tax rates in effect at the balance sheet date to temporary differences between the book basis and the tax basis of assets and liabilities. The resulting deferred tax assets and liabilities are adjusted to reflect changes in tax laws or rates. The deferred tax assets have been fully reduced by a valuation allowance as management believes that it is more likely than not that the deferred tax assets will not be realized.

Cash Equivalents

Cash and cash equivalents include cash, amounts due from banks, and Federal funds sold. Generally, Federal funds are sold for a one-day period.

Earnings Per Share

Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year and dilutive common stock equivalents. The weighted average number of common shares used to compute earnings per share was 268,198 for the year ended December 31, 1995 and 53,728 for both the years ended 1994 and 1993. All per share amounts have been restated to give effect to the one for twenty-one reverse stock split and the 26,864 common stock dividend declared during September 1995.

The assumed conversion of the mandatory convertible debentures ("Debentures") is anti-dilutive for the years ended December 31, 1995, 1994 and 1993. Therefore, primary loss per share and loss per share assuming full dilution are the same for those years.


NOTE 2 - MERGER AND RECAPITALIZATION

On September 27, 1995, SDN Bancorp ("Bancorp-CA"), a California corporation, reincorporated under Delaware law through a merger ("Merger") with SDN Bancorp, Inc. ("Bancorp"), a Delaware corporation and wholly-owned subsidiary of Bancorp-CA, with Bancorp constituting the surviving corporation. In connection with the Merger, each Bancorp-CA shareholder received one share of common stock (the "Common Stock") of Bancorp for twenty-one shares of common stock of Bancorp-CA.

On September 28, 1995, in accordance with the Stock Purchase Agreement as defined below, Bancorp placed an additional 26,864 shares into escrow, to be distributed, either partially or entirely, to the holders of the shares of Common Stock outstanding as of September 28, 1995, or to the New Investors, as defined below, depending upon the outcome of certain contingencies. The rights to receive the additional shares in escrow are not detachable from the shares of common stock. The placing of these shares into escrow has been accounted for as a stock dividend.

On September 30, 1995, Bancorp issued and sold a total of 841,739 shares (the "Shares") of Common Stock to a Partnership ("Partnership") and certain investors in the Partnership (collectively, "New Investors") in accordance with a Stock Purchase Agreement dated July 21, 1995 ("Stock Purchase Agreement"). The aggregate consideration paid for the Shares was $4,900,000 in cash. After transaction costs of $406,000, Bancorp realized net proceeds of $4,494,000. The Shares represent, in the aggregate, 94% of the shares of Common Stock outstanding immediately after such issuance. If the New Investors ultimately receive all of the additional shares of Common Stock held in escrow, their interest will increase to 97% of the outstanding shares of common stock.

As contemplated by the Stock Purchase Agreement, the purchase of the Shares was conditioned upon, among other things, the prior consummation of the Merger and forgiveness of indebtness of $1,068,000, net of tax of $443,000. Debt forgiven consisted of $682,000 of debentures, $19,000 of notes payable and $367,000 of accrued interest and advances from directors. The aggregate amount of forgiven debt has been reflected as an extraordinary gain in the Statement of Operations. In addition, between September 30, 1995 and October 12, 1995, $656,000 in principal plus $102,000 of accrued interest on notes payable was repaid from the recapitalization proceeds. The forgiveness of indebtness together with the sale of the shares to the New Investors represents the Recapitalization ("Recapitalization").

Prior to September 30, 1995, the Bank was considered "significantly undercapitalized" under the Prompt Corrective Action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). As part of the Recapitalization, Bancorp contributed approximately $3.2 million of capital to the Bank on September 30, 1995. As a result Bancorp and the Bank were considered "well capitalized" for Federal regulatory purposes as of that date. The Bank was operating under an agreement (the "OCC Agreement") entered into during September 1992, with the Office of the Comptroller of the Currency ("OCC") which, among other matters, required the Bank to achieve and maintain certain capital ratios. On October 23, 1992, Bancorp signed a Memorandum of Understanding ("MOU") with the Federal Reserve Bank ("FRB"), which confirmed a plan to address certain concerns. Upon completion of the Recapitalization as described above, the OCC terminated the OCC Agreement and the FRB terminated the MOU.


NOTE 3 - CASH AND DUE FROM BANKS

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. Included in cash and due from banks in the consolidated statements of condition are restricted amounts aggregating $468,000 at December 31, 1995 and $490,000 at December 31, 1994.


NOTE 4 - INVESTMENT SECURITIES

All investment securities are classified as held-to-maturity by the Bank. The amortized cost and estimated market value of investments are as follows:

                                              December 31, 1995

                                       Gross      Gross   Estimated
                         Amortized  Unrealized Unrealized  Market
                             Cost      Gains      Loss      Value
U.S. Treasury            $1,403,000  $16,000  $    -     $1,419,000
U.S. Government agencies  4,839,000   15,000   (3,000)    4,851,000
Municipal bonds             687,000   10,000        -       697,000
Mortgage-backed
  securities                 80,000   10,000        -        90,000
                           ---------  ------   ------     ---------

  Total                  $7,009,000  $51,000  $(3,000)   $7,057,000
                           ========= =======  =======    ==========



                                    December 31, 1994

                                     Gross      Gross   Estimated
                         AmortizedUnrealized Unrealized  Market
                             Cost      Gains   Losses     Value

U.S. Treasury             $2,396,000 $   -   $(19,000)  $ 2,377,000
U.S. Government agencies   1,255,000       -  (74,000)    1,181,000
Municipal bonds              793,000   1,000      -         794,000
Mortgage-backed
securities                    91,000   7,000      -          98,000
                          ---------- -------- --------    ---------
 Total                    $4,535,000 $ 8,000$ (93,000)   $4,450,000
                          ========== ========= ========   =========

The amortized cost and estimated fair value of debt securities at December 31, 1995, by contractual maturity, are shown below.
Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                          Estimated
                                                Amortized   Fair
                                                  Cost      Value
  Due in one year or less                     $3,980,000$4,013,000
  Due after one year through five years        2,949,000 2,954,000
                                               --------- ---------

  Total                                        6,929,000 6,967,000
  Mortgage-backed securities                      80,000    90,000
                                               --------- ---------

  Total                                       $7,009,000$7,057,000
                                               ========= =========

Investment securities with an amortized cost of $4,522,000 and $4,535,000 and an estimated market value of $4,560,000 and $4,450,000 at December 31, 1995 and 1994, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

NOTE 5 - LOANS

The loan portfolio consists of the various types of loans made principally to borrowers located in San Diego County. All loans in the Bank's loan portfolio are classified as held to maturity and are classified by major type as follows:

                                                December 31,
                                               1995      1994
Commercial                                $16,188,000$18,936,000
Real estate - mortgage                     15,710,000 18,060,000
Real estate - construction                    599,000  1,170,000
Consumer                                    6,525,000  8,201,000
                                           ---------- ----------

                                           39,022,000 46,367,000
Less:
 Allowance for loan losses                   (639,000)  (821,000)
 Unearned fees                                (45,000)   (54,000)
                                           ----------- ----------

Total                                     $38,338,000$45,492,000
                                          =========== ===========

As of December 31, 1995 and 1994, loans outstanding to directors, officers and entities with which these individuals are associated, which in aggregate exceed $60,000 per individual, were $173,000 and $317,000, respectively. In the opinion of management, all transactions entered into between the Bank and such related parties have been and are in the ordinary course of business, and made on the same terms and conditions consistent with the Bank's general lending policies similar to transactions with unaffiliated persons.

An analysis of activity with respect to these related party loans is as follows:

                                   For the years ended December 31,
                                       1995       1994       1993
  Beginning balance                  $317,000  $422,000  $453,000
  New loans                            61,000    56,000    74,000
  Repayments/reductions               (23,000)  (86,000) (105,000)
  Other - no longer related party    (182,000)  (75,000)      -
                                     ---------  -------- ---------
  Ending balance                     $173,000  $317,000  $422,000
                                     ========  ========  ========


NOTE 6 - NONPERFORMING LOANS AND PAST DUE LOANS

The following table presents information relating to nonperforming loans and past due loans:

                                                 December 31,
                                                1995       1994
  Nonaccrual loans, not restructured          $1,492,000   $616,000
  90 days or more past due loans,
    not on nonaccrual                             46,000    826,000
  Restructured loans                              82,000  1,050,000
                                               ---------- ---------

  Total                                       $1,620,000 $2,492,000
                                              ========== ==========

Loans aggregating $1,361,000 at December 31, 1995 have been designated as impaired in accordance with SFAS 114 as amended by SFAS 118. The total allowance for loan losses related to these loans was $196,500 at December 31, 1995. The average balance of impaired loans during 1995 was $1,985,000. Interest income on impaired loans of $10,000 was recognized for cash payments received in 1995. Loans having carrying values of $982,000 were transferred to foreclosed real estate in 1995. The Bank is not committed to lend additional funds to debtors whose loans have been modified.

With respect to the above nonperforming loans, the following table presents interest income actually earned and additional interest income that would have been earned under the original terms of the loans:

                                                    Year ended
                                                   December 31,
                                                  1995      1994
  Nonaccrual loans:
   Income recognized                            $ 10,000  $  3,000
   Foregone income                               192,000    74,000
  Restructured loans:
   Income recognized                                 -      16,000
   Foregone income                                 3,000    74,000

NOTE 7 - ALLOWANCE FOR LOAN LOSSES

An analysis of activity in the allowance for loan losses is as follows:

                                 For the years ended December 31,
                                     1995       1994       1993
  Balance at beginning of year      $821,000   $823,000   $771,000
  Provision for loan losses          295,000    583,000  1,085,000
  Loans charged off                 (702,000)  (671,000)(1,095,000)
  Loan recoveries                    225,000     86,000     62,000
                                    ---------  --------- ----------

  Balance at end of year            $639,000   $821,000   $823,000
                                    ========   ========   ========

NOTE 8 - PREMISES AND EQUIPMENT

Premises and equipment at December 31, 1995 and 1994 are summarized as follows:

                                                1995       1994
  Furniture, fixtures, and equipment        $1,424,000  $1,423,000
  Leasehold improvements                     1,323,000   1,319,000
                                             ---------  ----------
                                             2,747,000   2,742,000
  Less accumulated depreciation and
    amortization                            (2,150,000) (1,963,000)
                                            ----------- -----------
  Premises and equipment, net                 $597,000    $779,000
                                            ==========  ==========


NOTE 9 - REAL ESTATE ACQUIRED THROUGH FORECLOSURE

An analysis of activity in the allowance for credit losses on other real estate is as follows:

                                                  1995      1994
  Balance at beginning of year                  $  3,000  $ 65,000
  Provision charged to expense                   383,000   132,000
  Charge-offs                                    (66,000) (194,000)
                                                --------- ---------
  Balance at end of year                        $320,000  $  3,000
                                                ========  ========

NOTE 10 - DEPOSITS

Included in interest-bearing deposits are certificates of deposit in amounts of $100,000 or more. These certificates and their remaining maturities at December 31, 1995 and 1994 are as follows:

                                                   December 31,
                                                  1995      1994
  Three months or less                       $1,952,000 $2,204,000
  Four through six months                       300,000  1,450,000
  Seven through twelve months                   200,000    790,000
  Thereafter                                    100,000    100,000
                                               --------- ---------

  Total                                      $2,552,000 $4,544,000
                                              ========== =========

Interest expense for certificates of deposit in amounts of $100,000 or more was $218,000 and $155,000 for the years ended December 31, 1995 and 1994, respectively.


NOTE 11 - MANDATORY CONVERTIBLE DEBENTURES

The mandatory convertible debentures bear interest at Wall Street Journal prime plus 3.0%, payable quarterly. The debentures are mandatorily convertible at May 30, 1998 into Bancorp common stock, at a rate equal to the lower of: (i) $52.50 per share (subject to certain anti-dilutive adjustments and the power of the Bancorp's Board of Directors to reduce the conversion price), or (ii) the then current fair market value per share of Bancorp common stock. Prior to May 30, 1998, the Debentures are convertible, at the option of the holder, between April 15 and June 15 of each calendar year, or within 60 days after the date of any Notice of Redemption by the Bancorp, at a price of $52.50 per share (subject to anti-dilutive adjustments and the power of the Bancorp's Board of Directors to reduce the conversion price).

The Debentures are not subject to any sinking fund requirements and are subordinated in right of payment to the obligations of the Bancorp under any other indebtedness. At the Bancorp's option, the Debentures are redeemable, subject to FRB approval, on 70 days notice at 105% of par if the notice is sent prior to March 1, 1996, and at 100% of par if the notice is sent thereafter. The indenture does not provide for a right of acceleration of Debentures upon a default in payment of interest or principal or in the performance of any covenant in the Debentures or the indenture, and no trustee is appointed under the indenture to enforce the rights of Debenture holders. Prior to conversion of the Debentures, a Debenture holder has none of the rights or privileges of a shareholder of the Bancorp.

NOTE 12 - INTEREST RATE RISK

The Bank is principally engaged in providing short-term commercial loans with interest rates that fluctuate with various market indices and short-term, variable-rate real estate loans. These loans are primarily funded through short-term demand deposits and certificates of deposit with fixed rates. At December 31, 1995, the Bank had interest-earning assets of $49,189,000 having a weighted average effective yield of 8.71% and interest-bearing liabilities of $38,080,000 with a weighted average rate of 3.19%.

NOTE 13 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

During 1995, the bank adopted Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107"), which requires disclosure of estimated fair values about financial instruments, whether or not recognized in the statement of financial condition, for which it is practical to estimate that value. In cases where quoted market prices are not available, fair value estimates are based on the present value of expected future cash flows, or other valuation techniques, all of which are significantly affected by the assumptions used therein. Accordingly, most fair value estimates cannot be substantiated by comparison to independent market quotes and could not be realized from offering for sale the Bancorp's entire holdings of a particular financial instrument at one time. Furthermore, management does not intend to dispose of significant portions of all of its financial instruments and, thus, any aggregate unrealized gain or loss should not be interpreted as a forecast of future earnings and cash flows.

SFAS 107 excludes certain financial instruments from its disclosure requirements, such as equity investments in consolidated subsidiaries, and obligations for pension and other postretirement benefits and deferred compensation arrangements, among others. In addition, fair value estimates do not attempt to estimate the value of anticipated future business, such as trust and core deposit relationships, and the value of assets and liabilities that are not considered financial instruments such as deferred tax assets, intangibles, and premises and equipment.

The fair values of financial instruments are derived using numerous subjective assumptions and may not be necessarily indicative of the net realizable or liquidation value of these instruments. These fair value estimates involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The fair values are also influenced by the estimation methods, including discount rates and cash flow assumptions, chosen from acceptable alternatives. Comparisons of fair value information among companies are limited by variability in estimations and judgments in responding to the requirements of SFAS 107.

In accordance with SFAS 107, the following methods and assumptions were used to estimate the fair value of each material class of financial instruments at a specific point in time:

Cash and due from banks, Federal funds sold, Interest-bearing deposits in other financial institutions, Accrued interest receivable, Accrued expenses and other liabilities and Mandatorily convertible debentures

The carrying amount of these financial instruments reasonably approximates fair value.

Investment securities

The fair value of investment securities is based upon quoted market prices.

Loans

The fair value of loans is based upon the aggregate estimated fair values of each product type, giving effect to credit quality and time to maturity. The fair value of fixed rate loans is estimated by discounting expected future cash flows, using risk-free rates adjusted by estimated credit risk. The carrying amount of variable rate loans reasonably approximates fair value.

Deposits

The fair value of demand and savings deposits is the amount payable on demand at the reporting date. The carrying amount for variable rate time deposit accounts reasonably approximates fair value. The fair value of fixed rate time deposits is estimated using a discounted cash flow calculation. The discount rate on such deposits is based upon rates offered as of the reporting date for deposits with similar remaining maturities.

Commitments to extend credit and standby letters of credit

The fair value of commitments to extend credit and letters of credit is estimated to be the cost to terminate or otherwise settle such obligations with counterparties. The fair value of such items at the reporting date is not considered to be material in relation to the financial statements taken as a whole (Note 14).

The carrying amount and fair value of the Bancorp's financial instruments at December 31, 1995 and 1994 are as follows:

                                            December 31, 1995
                                            Carrying     Fair
                                            Amount      Value
Financial assets:
  Cash and due from banks                $ 3,640,000 $ 3,640,000
  Federal funds sold                       2,300,000   2,300,000
  Interest-bearing deposits in other
   financial institutions                    989,000     989,000
  Held-to-maturity investment
   securities held-to-maturity             7,009,000   7,057,000
  Loans, net                              38,338,000  38,281,000
  Accrued interest receivable                391,000     391,000

Financial liabilities:
  Deposits                                51,431,000  51,327,000
  Accrued expenses and
   other liabilities                         396,000     396,000
  Mandatory convertible
   debentures                                537,000     537,000

NOTE 14 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include loan commitments and standby letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Since many of the loan commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant, equipment, and other income-producing commercial properties.

The Bank's lending activities are concentrated in San Diego County, California. The Bank's commercial loan portfolio is diverse as to the industries represented. The real estate portfolio includes credits to many different borrowers for a variety of projects and for residential real estate.

Undisbursed loan commitments amount to approximately $5,783,000 and $7,098,000 at December 31, 1995 and 1994, respectively. Standby letters of credit aggregate approximately $154,000 and $237,000 at December 31, 1995 and 1994, respectively.


NOTE 15 - INCOME TAXES

The income tax (benefit) from continuing operations is summarized as follows:

                                 For the years ended December 31,
                                     1995       1994       1993
  Current
   Federal                      $   -     $      -    $    -
   State                            -            -         -


                                    -            -         -
  Deferred
   Federal                       (322,000)       -         -
   State                         (121,000)       -         -
                                 ---------   --------  ---------

                                 (443,000)       -         -
                                 ---------   --------  ---------

                                $(443,000)  $    -    $    -
                                ==========  ========= ==========

The income tax expense from extraordinary item is summarized as follows:

                                  For the years ended December 31,
                                     1995       1994       1993
  Current
   Federal                         $   -     $    -    $    -
   State                               -          -         -
                                   -------    -------    -------
                                       -          -         -
  Deferred
   Federal                         322,000        -         -
   State                           121,000        -         -
                                   -------    -------    -------

                                   443,000        -         -
                                   -------    -------    -------

                                  $443,000   $    -    $    -
                                   =======    =======    =======

Deferred taxes are provided for the temporary differences which caused them. Deferred tax assets at December 31, 1995 and 1994, are as follows:

                                                   December 31,
                                                  1995      1994
  Deferred tax assets:
  Net operating loss carryforwards             $1,376,000 $1,257,000
   Differences between book and tax basis
     of premises and equipment                    157,000     77,000
   Real estate acquired through foreclosure       133,000        -
   State taxes                                        -      120,000
   Allowance for loan losses                      113,000    261,000
   General business credit carryforward            77,000       -

   Alternative minimum tax credit                  12,000     12,000
   Other                                           86,000     81,000
                                                 --------- ---------
                                                1,954,000  1,808,000
  Less valuation
     allowance                                 (1,954,000)(1,808,000)
                                                ---------  ---------
  Net deferred tax asset                       $      -   $    -
                                                =========  =========

The provision (benefit) for federal income taxes differs from the amount computed by applying the federal income tax statutory rate as follows:

                                   For the years ended December 31,
                                        1995       1994       1993
  Loss from continuing operations:
   Taxes calculated at statutory
      rate                           $(365,000)$(336,000)$(672,000)
   Increase (decrease) resulting
      from:
     State tax, net of federal
       tax effect                      (80,000)  (72,000) (145,000)
     Tax-exempt interest               (15,000)  (22,000)  (23,000)
     Officer's life insurance           (9,000)   (9,000)   (9,000)
     Deferred benefit write-off         12,000        -         -

     General business credit           (77,000)      -         -
     Other                             (55,000)   53,000    68,000
     Valuation allowance               146,000   386,000   781,000
                                      --------   -------  --------

  Total                              $(443,000)$    -    $    -
                                       ========   ======== ========

At December 31, 1995, tax loss carryforwards and tax credit carryforwards of approximately $5,289,000 and $90,000, respectively, are available to offset future taxable income. The tax loss carryforwards expire in 2007 through 2010. As a result of the passage of the Tax Reform Act of 1986, there may be certain limitations which could prohibit the Bank from fully utilizing the benefits of the above credit carryforwards. Because of a substantial change in Bancorp's ownership resulting from the Recapitalization on September 30, 1995, the annual amount of net operating loss carryforwards, generated prior to the ownership change, that may be utilized is limited to approximately $300,000.
Subsequent significant changes in ownership could result in additional limitations on the utilization of net operating loss carryforwards.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Leases

A summary of noncancelable future operating lease commitments follows:

   1996                                         $404,000
   1997                                          399,000
   1998                                          405,000
   1999                                          410,000
   2000                                          416,000
   Thereafter                                  1,271,000
                                               ---------
   Total                                      $3,305,000
                                               =========

It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other property or equipment.

Rent expense under all noncancelable operating lease obligations aggregated $417,000, $421,000, and $474,000 for 1995, 1994 and
1993, respectively. Most of the leases provide that the Bank pay taxes, maintenance, insurance, and certain other operating expenses applicable to the leased premises in addition to the monthly minimum payments.

Litigation

From time to time the Bank is a defendant in legal actions arising from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes that the ultimate liability, if any, arising from such actions will not have a material effect on the Bank,s financial position.

Pending Acquisition

Bancorp, the Partnership and Liberty National Bank ("Liberty") entered into an Agreement and Plan of Merger (the "Merger Agreement"), dated as of October 26, 1995, providing for the acquisition of Liberty by Bancorp. Liberty is based in Huntington Beach, California and at September 30, 1995 had total assets of $146 million and total deposits of $130 million (unaudited). The acquisition will be affected through a consolidation of Liberty and a subsidiary of Bancorp in which Liberty's stockholders receive cash for their shares. The Partnership intends to infuse most of the additional capital necessary to affect the transaction for Bancorp. The Merger Agreement provides that Liberty stockholders will receive the greater of $14.80 per share or 130% of Liberty's book value (subject to certain adjustments) shortly prior to the closing, calculated on a fully diluted basis, in each case subject to possible small upward adjustments depending upon the timing of the closing. There are currently 978,160 shares of Liberty common stock outstanding, resulting in a minimum aggregate purchase price of approximately $14.5 million (unaudited).

NOTE 17 - PARENT COMPANY INFORMATION

The following are condensed financial statements of SDN Bancorp, Inc. (Parent company only) as of December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995:

                                               1995      1994
  Condensed Statements of Condition

  Assets
  Cash in subsidiary                        $ 80,000     $  3,000
  Interest bearing deposits                  198,000    1,526,000
  Investment in subsidiary                 3,832,000         -
  Receivables and other
     assets                                   88,000          -
                                           ---------    ---------
  Total assets                            $4,198,000   $1,529,000
                                           =========    =========

  Liabilities and Shareholders'
    Equity (Deficit)

  Accrued expenses                          $120,000     $283,000
  Mandatory convertible debentures           537,000    1,219,000
  Due to subsidiary                            -              -
  Notes payable to subsidiary                  -          300,000
  Notes payable to shareholders                -          675,000
                                           ---------    ---------
  Total liabilities                          657,000    2,477,000
                                           ---------    ---------
  Shareholders' equity (deficit):
   Common stock                                9,000    2,951,000
   Additional paid-in capital              7,593,000           -
   Accumulated deficit                    (4,061,000)  (3,899,000)
                                           ---------    ---------
  Total shareholders'
     equity (deficit)                      3,541,000     (948,000)
                                           ---------     ---------
  Total liabilities and
    shareholders' equity
    (deficit)                            $ 4,198,000   $1,529,000
                                           =========    =========

  Condensed Statements
    of Operations                  1995       1994       1993

  Interest income               $ 4,000   $    -    $    -
  Expenses:
   Interest expense             205,000    211,000     185,000
   Other expense                  9,000         -        7,000
                                -------    -------     -------
  Total expenses                214,000    211,000     192,000
  Loss before income
    tax benefit, extraordinary
    item and undistributed
    net loss of subsidiary     (210,000)  (211,000)   (192,000)
  Income tax benefit             91,000        -         -
                                -------    -------    -------
  Income (loss) before
    extraordinary item and
    undistributed net loss
    of subsidiary              (119,000)  (211,000)   (192,000)
  Extraordinary item -
    gain on extinguishment
    of debt, net                625,000         -         -
                                -------    -------     -------
  Income (loss) before
    undistributed net
    loss of subsidiary          506,000   (211,000)   (192,000)
  Undistributed net loss
    of subsidiary              (511,000)  (778,000) (1,784,000)
                               -------     -------  ---------

  Net loss                   $   (5,000) $(989,000)$(1,976,000)
                                =======   ========   =========

  Condensed Statements of Cash Flows

                                 1995       1994      1993
  Operating activities:
   Net loss                   $(5,000)  $(989,000)$(1,976,000)
   Adjustments to reconcile
     net loss to net cash
     used by operating
     activities:
      Extraordinary item -
        gain from
        extinguishment
        of debt, net         (625,000)       -         -
      Undistributed net
        loss of subsidiary    511,000     778,000   1,784,000
      Other - net              26,000     199,000      52,000
                              -------     -------   ---------
  Net cash used by
    operating activities      (93,000)    (12,000)   (140,000)
  Investing activities:
   Investment in
     subsidiary            (3,170,000)       -         -
   Net increase in
     interest bearing
     deposits                (198,000)       -         -
                            ---------    ---------  ---------
    Net cash used by
    investing activities   (3,368,000)       -         -
                            ---------    ---------  ---------
  Financing activities:
   Repayment of notes
     payable                 (956,000)       -      (100,000)
   Proceeds from
     issuance of notes
     payable                     -        14,000     211,000
   Proceeds from
     issuance of common
     stock                  4,494,000       -         -
                            ---------    ---------  ---------
  Net cash provided by
     financing activities   3,538,000     14,000     111,000
                            ---------    ---------  ---------
  Net increase (decrease)
     in cash in subsidiary     77,000      2,000     (29,000)
  Cash in subsidiary at
     beginning of year          3,000      1,000      30,000
                            ---------    ---------  ---------
     Cash in subsidiary at
     end of year              $80,000   $  3,000   $   1,000
                           ==========   =========  =========

There are legal limitations restricting the extent to which the Bank can lend or dividend funds to the Bancorp. Any such extensions of credit are subject to strict collateral requirements. Dividends declared by the Bank in any calendar year may not, without the approval of the OCC, exceed net earnings, as defined, for that year combined with its retained net earnings for the preceding two years, less any required transfers to surplus. Federal banking law also prohibits the Bank from extending credit to the Parent in excess of 10% of the Bank's capital stock and surplus, as defined, or approximately $447,000 at December 31, 1995.


NOTE 18 - SUBSEQUENT EVENT

On February 29, 1996, Bancorp executed a letter of intent for a business combination with Commerce Security Bank ("Commerce"). Commerce is headquartered in Sacramento, California with offices in five western states and at December 31, 1995 had total assets of $213 million and total deposits of $192 million (unaudited). The acquisition, if consummated, is expected to be affected through the creation of a new holding company which would acquire 100% of the stock of Commerce and Bancorp. The letter of intent provides that the Commerce stockholders will receive 90% (150% of 60% of Commerce's book value) of Commerce's December 31, 1995 book value in cash, which approximates $14.8 million, and 40% of Commerce's book value in stock. The Partnership intends to infuse most of the additional capital necessary to affect the transaction for Bancorp.




ITEM 8.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.                                   PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF ISSUER

The following table provides certain information with respect to the directors and executive officers of Bancorp as of March 8, 1996.


                       Relationship to Relationship to
                       Bancorp and     Bank                Business Experience
Name and Address Age   Starting Date   and Starting Date   During Past 5 Years

Robert P. Keller 58    Director - 1995 Director - 1995     President and CEO
                       President & CEO  President & CEO    Dartmouth Bank from
                                                           1990 to 1991.
                                                           Director and CEO New
                                                           Dartmouth Bank from
                                                           1991 to 1994.
                                                           President and
                                                           CEO ofIndependent
                                                           Bancorp of Arizona
                                                           and Chairman and CEO
                                                           of Caliber Bank of
                                                           Arizona from 1994 to
                                                           1995. From 1995 to
                                                           present, President
                                                           and CEO of Dartmouth
                                                           Capital Group. In
                                                           October 1995 was
                                                           appointed President
                                                           and CEO of SDN
                                                           Bancorp,Inc. and San
                                                           Dieguito National
                                                           Bank.

K. Thomas Kemp   58    Director - 1995                     EVP of Fund American
                                                           Enterprise Holding,
                                                           Inc. Director of
                                                           Centricut, Inc. and
                                                           White Mountian Ins.
                                                           Holding, Inc.

Edward A. Fox    60    Director - 1995                     Dean of Amos Tuck
                                                           School of Business
                                                           of Dartmouth College
                                                           until 1994. Director
                                                           of Delphi Financial
                                                           Corp. And Greenwich
                                                           Capital Management
                                                           Group.

Charles E. Hugel 68    Director - 1995                     Chief Executive
                                                           Officer of
                                                           Combustion
                                                           Engineering until
                                                           1990. Director,
                                                           Eaton Corp. & Pitney
                                                           Bowes, Inc.

Jefferson W. Kirby     35              Director - 1995    Employed by affiliate
                                                          of Bankers Trust New
                                                          York Corp. From 1987
                                                          to 1990. Employed by
                                                          Alleghany Corp.
                                                          Holding Co. since
                                                          1992 and was
                                                          appointed Vice
                                                          President 1994.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

     No executive officer of the Bancorp earned cash compensation during the year ended December 31, 1995 except in his or her capacity as an executive officer of the Bank. The following table sets forth a comprehensive overview of the compensation of the Bancorp's Chief Executive Officer during 1995 and comparative data for the previous two fiscal years. No other executive officer of Bancorp or the Bank received annual compensation in excess of $100,000 during 1995.

                                   Annual       All Other
                                 Compensation  Compensation
Name and                Salary     Salary      (Director Fees
Principal Positions      Year      Amount        Only)
  Robert P. Keller       1995   $  41,000(1)     $    -
    Director, President
    CEO of  Bancorp:
    President, CEO and
    Director of Bank

  Paul E. Schedler       1995   $ 150,000(2)     $   -
    Director, President  1994   $ 120,000            -
    FormerCEO,  CFO  of  1993   $ 120,000            -
    Bancorp:President,
    CEO and Director
    of Bank

    (1) Represents salary from October 1995 through December 1995
        Annual salary is $150,000.
    (2) Includes $40,000 per Severance Agreement.

        The Bank furnishes, and plans to continue to furnish, executive officers with an automobile allowance. Certain other Bank officers also may be compensated with an automobile allowance. The Bank has provided, and may provide in the future, certain of its executive officers with certain specified life, disability and medical insurance benefits. Portions of the automobile expenses, and insurance premiums attributable to personal use did not exceed $50,000 or ten percent (10%) of the compensation reported above.

        Effective January 1993, all director fees were suspended. No other fees were paid for committee or special board meetings.

 ITEM  11.  SECURITY OWNERSHIP  OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth the security ownership of certain beneficial owners of more than five percent of Bancorp's outstanding common stock.

Security Ownership of Certain Beneficial Owners

Title of Class   Name  and                   Amount and    Percent
                 Address of                  Nature of     of
                 Beneficial                  Beneficial    Class
                 Owner                       Owner
Common Stock     Dartmouth Capital Group, LP  129,739       47.99%
                 Dartmouth Capital Group, Inc.(1)
                 135  Saxony Road
                 Encinitas, CA 92024

                 Ernest J.  Boch               89,000(2)     9.94%
                 Subaru of New England, Inc.
                 95 Morse Street
                 Norwood, MA 02062

                 Byrne &  sons ,  l.p.         70,000(3)     7.82%
                 700 Bitner Road
                 Park City, UT 84060

                 Jefferson W.  Kirby           89,000(4)     9.94%
                 Alleghany  Corporation
                 375 Park Ave., 32nd Floor
                 New York, NY 10152

        (1) As the sole general partner of the Partnership, DCG, Inc. exercises sole control over the voting and disposition of the shares of Common Stock held of record by the Partnership.

        (2) Excludes shares beneficially owned by DCG, Inc. Mr. Boch is a principal shareholder and director of DCG, Inc., and pursuant to the terms of a shareholder agreement among such shareholders (the "DCG Shareholder Agreement"), he has a right to designate a director of DCG, Inc. Mr. Boch disclaims beneficial ownership of shares of Common Stock beneficially owned by DCG, Inc.

        (3) Excludes any shares beneficially owned by DCG, Inc. John J. Byrne, the sole general partner of Byrne & sons, l.p., is a shareholder of DCG, Inc.. Pursuant to the terms of the DCG Shareholder Agreement, Mr. Byrne has the right to designate a director of DCG, Inc.

        (4) Excludes shares beneficially owned by DCG, Inc. Mr. Kirby is a principal shareholder and director of DCG, Inc., and pursuant to the terms of the DCG Shareholder Agreement, he has a right to designate a director of DCG, Inc.. Mr. Kirby disclaims beneficial ownership of shares of Common Stock beneficially owned by DCG, Inc.


        The following table sets forth the security ownership of Bancorp's common stock by each of the directors and nominees for director of Bancorp.


Title of Class   Name  and               Amount and       Percent
                 Address  of             Nature of        of
                 Beneficial              Beneficial       Class
                 Owner                   Owner
 Common  Stock   Edward A. Fox            44,000(1)       4.91%
                 R.R. Box 67-15
                 Ames Cove Road
                 Harborside, ME 04624

                 Charles E. Hugel         25,000(1)       2.79%
                 Bald  Peak Colony Club
                 Melvin Village, NH 03850

                 Robert P. Keller          4,000(1)       0.45%
                 129 Shore Road
                 Gilford, NH 03246

                 K. Thomas Kemp           10,000(1)       1.12%
                 6 Goodfellow Road
                 Hanover, NH 03755

                 Jefferson W. Kirby       89,000(1)       9.94%
                 Alleghany  Corporation
                 375 Park Ave., 32nd Floor
                 New York, NY 10152

        (1)      Excludes shares beneficially owned by the General Partner.
                 The named individual serves as a director and shareholder of the General Partner. Pursuant to the terms of the DCG Shareholder Agreement, each of the named individuals has a right to designate a director of the General Partner. Each of the named individuals disclaims beneficial ownership of shares of Common Stock beneficially owned by the General Partner.


 ITEM  12.  CERTAIN TRANSACTIONS AND RELATED TRANSACTIONS

Certain  Transactions

     There are no existing or proposed material transactions between Bancorp or the Bank and any of Bancorp's executive officers, directors, or beneficial owners of 5% or more of the Common Stock, or the immediate family or associates of any of the foregoing persons.

     Some of Bank's directors and executive officers and their immediate families, as well as the companies with which such directors and executive officers are associated, are customers of, and have had banking transactions with the Bank in the ordinary course of the Bank's business and the Bank expects to have such ordinary banking transactions with such persons in the future. In the opinion of Management of the Bank, all loans and commitments to lend included in such transactions were made in compliance with applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other persons of similar creditworthiness and did not involve more than a normal risk of Collectibility or present other unfavorable features. Although the Bank does not have any limits on the aggregate amount it would be willing to lend to directors and officers as a group, loans to individual directors and officers must comply with the Bank's lending policies and statutory lending limits. Total loans to executive officers and directors at December 31, 1995 were $173,000 (5.0% of the Bank's shareholders' equity).

                                   PART IV
 ITEM  13.  EXHIBITS  AND REPORTS ON 10K

(a)  (1) Exhibits Index

         3.1 Certificate of Incorporation of SDN Bancorp, Inc., dated September 26, 1995.

         3.2   Bylaws  of SDN Bamcorp, Inc., dated September 27, 1995.

         4.1 Indenture with respect to Mandatory Convertible Debentures due 1998 (filed as Exhibit 4 to Bancorp's Registration Statement on Form S-1, File No. 33-4045 filed March 17, 1986 and incorporated by reference herein)

        10.2   RESERVED

        10.3   Lease for 135 Saxony Road, Encinitas, California (filed as
               Exhibit 10.4 to the Company's Registration Statement on Form S-14, File No. 2-76555 filed March 18, 1982 and incorporated herein)

        10.4-10.5 RESERVED

        10.6   Lease for 6354 Corte del Abeto, Carlsbad, California (filed as
               Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1984 and incorporated herein).

        10.8   RESERVED

        10.9 Lease Agreement between Sheryl L. Bullock as Trustee, as Landlord, and San Dieguito National Bank, as Tenant, dated July 27, 1990. (Filed as Exhibit 10.1 to Bancorp's Form 10-Q for the quarter ended June 30, 1990 and incorporated by reference herein)

        20.1   Terms of Primary Stock Right dated September 28, 1995

        21.1 Subsidiaries of the Registrant (filed as Exhibit 22 to Bancorp's Registration Statement on Form S-1, File No. 33-4045 filed March 17, 1986 and incorporated by reference herein)

      (2)  Executive Compensation Plans and Arrangements

(b)  Reports on Form 8-K.

      (1) Change in control of Registrant and the Recapitalization of SDN Bancorp, Inc., filed October 13, 1995

      (2) Agreement and Plan of Merger with Liberty National Bank, filed October 26, 1995.

      (3) Change in Registrant's Certifying Public Accountant of SDN Bancorp, Inc., filed December 11, 1995

                                  SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      SDN BANCORP



      By Robert P. Keller /s/
        ----------------------------------------
         Robert P. Keller
         President, Chief Executive Officer

      Date: March 29, 1996

      By Cathy J. Wingengbach /s/
         ---------------------------------------
         Cathy J. Wingenbach
         Principal Bank Accounting Officer

      Date: March 29, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

      Signature                    Title                    Date


Robert P. Keller /s/           Director, President       March 29, 1996
- ---------------------          and Chief Executive
Robert P. Keller               Officer


K. Thomas Kemp /s/             Director                  March 29, 1996
- ---------------------
K. Thomas Kemp


Edward A. Fox /s/              Director                  March 29, 1996
- ---------------------
Edward A.  Fox

Charles E. Hugel /s/           Director                  March 29, 1996
- ---------------------
Charles E. Hugel


Jefferson  W. Kirby /s/        Director                  March 29, 1996
- ---------------------
Jefferson  W. Kirby




Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Issuers Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

An annual report and a Proxy Statement will be sent by Bancorp to its security holders and four copies of such materials will be furnished to the Commission, for its information, but shall not be deemed "filed" with the Commission.

                               EXHIBIT INDEX
                                                        Page Number
Exhibit                                                 in Sequential
Number               Description                        Numbering  System



 3.1     Certificate of Incorporation ofSDN Bancorp, Inc. dated September
         26, 1995.

 3.2     Bylaws of SDN Bancorp, Inc. dated September 27, 1995.

 4.1 Indenture with respect to Mandatory Convertible Debentures due 1998 (filed as Exhibit 4 to Bancorp's Registration Statement on Form S-1, File No. 33-4045 filed March 17, 1986 and incorporated by reference herein)

10.2     RESERVED

10.3     Lease for 135 Saxony Road, Encinitas, California (filed as Exhibit
         10.4 to the Company's Registration Statement on Form S-14, File No. 2-76555 filed March 18, 1982 and incorporated herein)

10.4-10.5  RESERVED

10.6     Lease for 6354 Corte del Abeto, Carlsbad, California (filed as Exhibit
         10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1984 and incorporated herein).

10.8     RESERVED

10.9 Lease Agreement between Sheryl L. Bullock as Trustee, as Landlord, and San Dieguito National Bank, as Tenant, dated July 27, 1990. (Filed as
         Exhibit 10.1 to Bancorp's Form 10-Q for the quarter ended June 30, 1990 and incorporated by reference herein).

20.1     Terms of Primary Stock Right dated September 28, 1995.

21.1 Subsidiaries of the Registrant (filed as Exhibit 22 to Bancorp's Registration Statement on Form S-1, File No. 33-4045 filed March 17, 1986 and incorporated by reference herein)