Form 10QSB
period 1996-03-31
SDN BANCORP
filed 1996-05-17
CIK 701255

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          Form 10-QSB


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For Quarterly Period Ended March 31, 1996

                 Commission file number 2-76555

                       SDN BANCORP, INC.
     (Exact name of small business issuer in its charter)

Delaware                                   95-3683748
          (State or other jurisdiction of               (I.R.S.
Employer or
          incorporation or organization)
Identification No.)


135 Saxony Road, Encinitas, California                 92024-0905
(Address of principal executive offices)               (Zip Code)

                        (619) 436-6888
                  (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   [X]        No
 [  ]


Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value                  4,287,872 shares
outstanding on April 10, 1996

                       SDN BANCORP, INC.
            U.S. SECURITIES AND EXCHANGE COMMISSION
                          FORM 10-QSB

                             INDEX



  Page

Part I - Financial Information

   Item 1. Financial Statements

     Condensed Consolidated Statements of Condition -
    3
     March 31, 1996 and December 31, 1995

     Condensed Consolidated Statements of Operations
    5
     For the three months ended March 31, 1996 and 1995

     Condensed Consolidated Statements of Cash Flows -
    6
     For the three months ended March 31, 1996 and 1995

     Notes to the Consolidated Financial Statements
    7

    Item 2. Management's Discussion and Analysis or Plan of
Operation           10

Part II - Other Information

   Item 2. Changes in Securities
   14

   Item 4. Submission of Matters to a Vote of Security Holders
   14

   Item 6. Exhibits and Reports on Form 8-K
   15

Part I - Financial Information

Item 1. Financial Statements

               SDN BANCORP, INC. AND SUBSIDIARIES
         Condensed Consolidated Statements of Condition
              March 31, 1996 and December 31, 1995

                                              March 31,   December
31,
                                                   1996
1995
                                            (Unaudited)
                                      -----------------
- - -----------------
Assets
Cash and due from banks                    $13,834,000   $
3,640,000
Federal funds sold                          30,800,000
2,300,000
                                      -----------------
- - ----------------
   Total cash and cash equivalents          44,634,000
5,940,000

Interest bearing deposits in other
   financial institutions                    1,890,000
989,000
Held-to-maturity investment
   securities at amortized cost
   approximate fair value
   March 31, 1996 $5,863,000;
   December 31, 1995 $7,057,000              5,858,000
7,009,000
Available-for-sale investment
   securities                               35,583,000         -


Loans                                      123,287,000
38,977,000
   Less allowance for loan loss              2,398,000
639,000

- - --------------------------------
      Loans, net                           120,889,000
38,338,000

Premises and equipment, net                  1,790,000
597,000
Real estate acquired through
   foreclosure, net                          3,123,000
1,411,000
Goodwill                                     3,780,000        -

Accrued interest receivable
   and other assets                          5,248,000
1,621,000

- - --------------------------------
Total assets                              $222,795,000
$55,905,000
                                             ==========
=========

        See notes to consolidated financial statements.

               SDN BANCORP, INC. AND SUBSIDIARIES
   Condensed Consolidated Statements of Condition (Continued)
              March 31, 1996 and December 31, 1995

                                              March 31,   December
31,
                                                   1996
1995
                                            (Unaudited)
                                      -----------------
- - -----------------

Liabilities and Shareholders' Equity
Deposits:
   Demand:
      Non-interest bearing                 $57,236,000
$13,445,000
      Interest bearing                      20,839,000
10,582,000
   Savings:
      Regular                               24,581,000
4,714,000
      Money market                          12,125,000
8,558,000
   Time:
      Under $100,000                        80,583,000
11,580,000
      $100,000 or more                       8,106,000
2,552,000
                                      -----------------
- - ----------------
         Total deposits                    203,470,000
51,431,000

Accrued expenses and other
   liabilities                               1,829,000
396,000
Mandatory Convertible Debentures               537,000
537,000

- - --------------------------------
         Total liabilities                 205,836,000
52,364,000

Shareholders' equity:
   Common stock, $.01 par value,
     12,000,000 shares authorized
     4,287,872 issued and
     outstanding at March 31, 1996              43,000
9,000
   Additional paid-in capital               20,959,000
7,593,000
   Accumulated deficit                      (4,043,000)
(4,061,000)

- - --------------------------------
Total shareholders' equity                  16,959,000
3,541,000

- - --------------------------------
Total liabilities and
   shareholders' equity                   $222,795,000
$55,905,000
                                             ==========
==========

         See notes to consolidated financial statements.

               SDN BANCORP, INC. AND SUBSIDIARIES
        Condensed Consolidated Statements of Operations
           Three months ended March 31, 1996 and 1995
                          (Unaudited)

                                         Three Months Ended March
31,

- - -----------------------------------------
                                                 1996
1995
                                         --------------
- - --------------
Interest Income:
   Interest and fees on loans              $   920,000
$1,070,000
   Interest on Federal funds sold               49,000
28,000
   Interest on deposits with
      financial institutions                    11,000
15,000
   Interest on investment securities,
      substantially all taxable                 86,000
64,000
                                         --------------
- - --------------
         Total interest income               1,066,000
1,177,000
Interest Expense:
   Deposits                                    292,000
405,000
   Other borrowed funds                         15,000
53,000
                                         --------------
- - --------------
         Total interest expense                307,000
458,000
                                         --------------
- - --------------
            Net interest income                759,000
719,000

Provision for loan losses                       35,000
60,000
                                         --------------
- - --------------
   Net interest income after
      provision for loan losses                724,000
659,000

Non-interest income                            162,000
134,000
Non-interest expense                           863,000
923,000
                                         --------------
- - --------------
Net income (loss) before taxes                  23,000
(130,000)
Income tax                                      (5,000)       -

                                         --------------
- - --------------
Net income (loss)                              $18,000     $
(130,000)
                                               ========
========

Income (loss) per common and common
   equivalent share                             $  0.02      $
(2.42)

Average share and common stock
   equivalent                                   895,467
53,728

         See notes to consolidated financial statements.

               SDN BANCORP, INC. AND SUBSIDIARIES
        Condensed Consolidated Statements of Cash Flows
       For the Three Months Ended March 31, 1996 and 1995
                          (Unaudited)

                                             For three months ended
March 31,

- - -------------------------------------------
                                                  1996
1995
                                      -----------------
- - --------------
Operating Activities:
   Net income (loss)                  $         18,000    $
(130,000)
   Adjustments to reconcile
     net loss to net cash
     used by operating
     activities:
        Provision for loan
         losses and real
         estate acquired
         through foreclosure                    35,000
60,000
        Depreciation and
         amortization                           35,000
50,000
        Increase in other assets            (1,428,000)
(242,000)
        Increase (decrease) in
         other liabilities                       4,000
(147,000)
                                      -----------------
- - --------------
            Net cash used by
             operating activities           (1,336,000)
(409,000)
Investing Activities:
   Decrease in interest bearing
    deposits with other financial
    institutions                              (304,000)       -

   Purchases of investment
    securities                              (2,500,000)
(501,000)
   Proceeds from sales and
    maturities of investment
    securities                               3,657,000
606,000
   Net decrease in loans                     1,773,000
2,497,000
   Purchases of premises and
    equipment                                   -
(1,000)
   Proceeds from sale of real
    estate acquired through
    foreclosures                                -
213,000
   Capital expenditures for other
    real estate owned                         (154,000)        -

   Purchase of Liberty National
    Bank, net of cash received               7,283,000         -

                                      -----------------
- - -----------------
            Net cash provided
             by investing
             activities                      9,755,000
2,814,000
Financing Activities:
   Net increase in deposits                 16,875,000
1,659,000
   Issuance of common stock                 13,400,000        -


- - --------------------------------
            Net cash provided
             by financing
             activities                     30,275,000
1,659,000

- - --------------------------------
Net Increase in cash and
  cash equivalents                          38,694,000
4,064,000

Cash and cash equivalents at
  beginning of period                        5,940,000
2,842,000
                                      -----------------
- - -------------
Cash and cash equivalents at
  end of period                            $44,634,000
$6,906,000
                                             ==========
========

         See notes to consolidated financial statements.

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION

     Noncash transactions-
        Other real estate sold
         and financed by the bank                -
$115,000


Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period.
Actual results could differ from those estimates.   The
accompanying financial information has been prepared in accordance with the Securities and Exchange Commission rules and regulations for quarterly reporting and therefore does not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. This information should be read in conjunction with Bancorp's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE 2 - EARNINGS PER SHARE

     Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year and dilutive common stock equivalents by using the treasury stock method. The weighted average number of common shares used to compute earnings per share was 895,497 for the three months ended March 31, 1996 and 53,728 for the three months ended March 31, 1995. All per share amounts for the three months ended March 31, 1995 have been restated to give effect to the one for twenty-one reverse stock split and the 26,864 common stock dividend declared during September 1995.

     The assumed conversion of the mandatory convertible debentures ("Debentures") is anti-dilutive for the periods ending
March 31, 1996 and 1995. Therefore, primary income and loss per share and income and loss per share assuming full dilution are the same for both periods.

NOTE 3 - MERGER

     On March 31, 1996, SDN Bancorp, Inc. ("Bancorp" or the "registrant") completed its acquisition (the "Liberty Acquisition") of Liberty National Bank ("Liberty") for approximately $15.1 million in cash as contemplated by the October 26, 1995 Agreement and Plan of Merger by and among the registrant, Liberty, and Dartmouth Capital Group, L.P., a Delaware limited partnership ("the Partnership") and the registrant's controlling shareholder. Liberty is headquartered in Huntington Beach, California and had total assets of approximately $149 million prior to the Liberty Acquisition.

     As of March 27, 1996, the Partnership invested approximately $13.4 million in the registrant to fund the Liberty Acquisition. In exchange for that investment, the registrant issued a total of 3,392,405 additional shares of Common Stock at a price per share of $3.95, the registrant's book value per share as of December 31, 1995. At the Partnership's direction the registrant issued 1,764,000 of those shares of Common Stock, in the aggregate, to certain limited partners of the Partnership (the "Direct Holders") and the remaining 1,628,405 shares of Common Stock directly to the Partnership. Giving effect to the issuance of those shares to fund the Liberty Acquisition, the Partnership owns 48.0% of the Common Stock and the Direct Holders own, in the aggregate 50.75% of the Common Stock.

     The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations". Under this method of accounting, the purchase price was allocated to the assets acquired and deposits and liabilities assumed based on their fair values as of the acquisition date. The consolidated financial statements include the operations of Liberty from the date of acquisition. Goodwill arising from the transaction totaled approximately $3,780,000 and is being amortized over ten years on a straight line basis.

     The following table sets forth selected unaudited pro forma combined financial information of Bancorp and Liberty for three months ended March 31, 1996 and 1995. The pro forma operating data reflects the effect of the acquisition of Liberty as if it was consummated at the beginning of each period presented. The pro forma results are not necessarily indicative of the results that would have occurred had the acquisition been in effect for the full years presented, nor are they necessarily indicative of the results of future operations.

                                              Pro Forma Combined
for
                                          Three Months Ended March
31,

- - -----------------------------------------
                                                   1996
1995
                                            (Unaudited)
(Unaudited)
                                        ---------------
- - --------------
Interest Income                            $4,580,000
$4,158,000
Interest Expense                            1,750,000
1,653,000
                                        ---------------
- - --------------
Net interest income                         2,830,000
2,505,000
Provision for loan losses                      65,000
210,000
                                        ---------------
- - --------------
Net interest income after
      provision for loan losses             2,765,000
2,295,000
Non-interest income                           282,000
714,000
Non-interest expense                        2,664,000
3,122,000
                                        ---------------
- - --------------
Net income before taxes                        383,000
(113,000)
Income tax(benefit)                            151,000
(4,000)
                                        ---------------
- - --------------
Net income                                $    232,000     $
(109,000)
                                              =========
========

NOTE 4 - LONG LIVED ASSETS

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (FAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which Bancorp adopted as required on January 1, 1996. Pursuant to this Statement, companies are required to investigate potential impairments of long-lived assets, certain identifiable intangibles, and associated goodwill, on an exception basis, when there is evidence that events or changes in circumstances have made recovery of an asset's carrying value unlikely. An impairment loss would be recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset. The adoption of FAS 121 did not have a significant impact on Bancorp's financial position or results of operations.

Item 2.  Management's Discussion and Analysis or Plan of Operations

     This information should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1995 contained in Bancorp's 1995 Annual Report on Form 10-K.

     Except for the historical information contained herein, the following discussion contains forward looking statements that involve risks and uncertainties. Bancorp's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not specifically limited to, changes in regulatory climate, shifts in interest rate environment, change in economic conditions of various markets Bancorp serves, as well as the other risks detailed in this section, and in the sections entitled Results of Operations and Liquidity and Capital Resources, and those discussed in Bancorp's Form 10-K for the year ended December 31, 1995.

Summary

     SDN Bancorp, Inc. ("Bancorp") owns 100% of San Dieguito National Bank ("SDNB"). Additionally, as of March 31, 1996, the registrant completed the Liberty Acquisition as described in the footnotes to the consolidated financial statements. The acquisition of Liberty was accounted for using the purchase method of accounting for business combinations . Accordingly, the following discussion relates primarily to the operating results of SDNB and the financial condition of both Liberty and SDNB (collectively the "Banks").

     On April 23, 1996, Bancorp entered into an Agreement and Plan of Reorganization with Commerce Security Bank ("Commerce") that provides for Bancorp's acquisition of Commerce (the "Commerce Acquisition") for a combination of cash and stock. The Commerce Acquisition is subject to receipt of regulatory and shareholder approvals and to the satisfaction of other customary closing conditions. As of March 31, 1996, Commerce Security had total assets of $213.1 million and total shareholders' equity of $12.1 million. The Commerce Acquisition is expected to be accounted for using the purchase method of accounting for business combinations.

Financial Condition

     Average earning assets of SDNB for the first three months of 1996 were approximately $48.6 million, a decrease of $4.1 million, or 7.7%, from the average for the comparable three-month
period in 1995.   Total assets of SDNB at March 31, 1996 were
$72.5 million compared to total assets of $55.9 million at December 31, 1995 and $59.1 million at March 31, 1995. The increase in total assets since December 31, 1995 is attributed primarily to a temporary increase in deposits due to the escrow account established with approximately $14.5 million related to the cash purchase of the shares of Liberty shareholders. Total assets following the Liberty Acquisition at March 31, 1996 is $222.8 million.

     Average loans at SDNB for the first three months of 1996 were approximately $38.3 million, a decrease of $6.9 million, or 15.2%, from the average for the comparable three month period in 1995. Total loans of SDNB at March 31, 1996 were $37.2 million compared to $39.0 million at December 31, 1994 and $43.7 million at March 31, 1995. Total loans following the Liberty Acquisition at March 31, 1996 were $123.3 million.

     Average deposits at SDNB for the first three months of 1996 were approximately $51.4 million, a decrease of $5.9 million, or 10.2%, from the average for the comparable three month period in 1995. Total deposits increased to $68.3 million at March 31, 1996 compared to $51.4 million at December 31, 1995 and $57.5
million at March 31, 1995.   The increase in total deposits since
December 31, 1995 is attributed primarily to a temporary increase in deposits due to the escrow account established with approximately $14.5 million related to the cash purchase of the shares of Liberty shareholders. Total deposits after the Liberty Acquisition at March 31, 1996 were $203.5 million.

Results of Operations

     For the three months ended March 31, 1996, Bancorp had net income of $18,000 compared to a net loss of $130,000 for the same period in 1995. The improvement in 1996 earnings over the same period in 1995 resulted from a combination of improved net interest income of approximately $40,000, reduced loan loss provision by $25,000, improved non-interest income by approximately $28,000 and reduced non-interest expense by $60,000 partially offset by increased provision for income taxes of $5,000.

Net Interest Income and Net Interest Margin

     Net interest income was approximately $759,000 for the three months ended March 31, 1996, an increase of $40,000 over the same period in 1995. A reduction in interest expense of $151,000 largely offset by reduced interest income by $111,000 contributed to this earnings improvement.

     Loans, the largest component of earning assets, declined to an average balance of $38.3 million for the first three months of 1996 from $45.1 million for the first three months of 1995 to $38.3 million, with an average yield of 9.7% and 9.6%, respectively. Investments in securities and Federal funds sold rose to an average of $10.3 million for the first three months of 1996 from an average of $7.5 million for the first three months of 1995, with an average yield of 5.7% earned during both periods. Further, loan fee income decreased $8,000 for the first three months of 1996 compared to 1995. The yield on earning assets declined to 8.8% for the first three months of 1996 from 9.1% for the same period in 1995. The decline in yield on earning assets can largely be attributed to a shift in the mix of loans as a percent of loans where the percent of average loans to average earning assets during the first three months of 1996 declined to 78.7% from 85.7% for the same period in 1995.

     Average interest-bearing deposits decreased to $38.3 million for the three months ended March 31, 1996 from $45.8 million for the same period in 1995. Additionally, the average rate paid on these deposits declined to 3.1% during the first three months in 1996 from 3.6% during the first three months in 1995. Further, as a result of the recapitalization of Bancorp that occurred in September 1995, other borrowing declined to $537,000 with an average rate of 11.5% from $1.9 million at an average rate of 11.3%. The average rate paid on interest-bearing liabilities was 3.2% for the first three months of 1996 compared to 3.9% for the same period in 1995. This decrease represents an overall decrease in rates paid on deposit liabilities and a change in the mix of interest bearing products.

     As a result of these forgoing factors, the average yield on earning assets increased to 6.3% for the first three months of 1995 from 5.5% for the same period in 1995.

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

     The allowance for loan losses at SDNB was approximately $641,000 at March 31, 1996 compared to approximately $639,000 at December 31, 1995. The allowance for loan losses for SDNB represented 1.7% of gross loans at March 31, 1996 and 1.6% at December 31, 1995 and 1.8% at March 31, 1994. During the first three months of 1996, the provision for loan losses was $35,000, loan charge-offs were $12,000 and recoveries were $35,000. The allowance for loan losses after the Liberty Acquisition was approximately $2.4 million which represents 1.9% of gross loans at March 31, 1996.

     The Bank's four largest lending categories are: (I) commercial real estate loans; (ii) other loans secured by real estate; (iii) commercial loans and (iv) loans to individuals. At March 31, 1996, these categories accounted for approximately 44%, 29%, 24% and 3% respectively. After the Liberty Acquisition, these categories accounted for approximately 58.0%, 17.0%, 13.0 and 12.0%, respectively, of the Banks' total loan portfolio at March 31, 1996.

     Included among the Banks' portfolio of loans are SBA loans made by the Banks guaranteed by the United States Government to the extent of 75% to 90% of the principal and interest due on such loans. Liberty is active in originating this type of loan. Liberty generally sells the government guaranteed portion of these loans to participants in the secondary market and retains servicing responsibilities and the unguaranteed portion of the loans. Liberty may in the future retain a greater portion of these loans as more loans may be made for construction purposes for which the Liberty holds the entire principal until completion of the project and then sells the government guaranteed portion.

     The government guaranteed portion of the SBA loans are sold at a premium, a portion of which is immediately recognized as income. The remaining premium, representing estimated normal servicing fees or a yield adjustment on the portion of the SBA loan retained by the Banks, is deferred and recognized as income over the estimated life of the loan. Deferred SBA servicing fees for Liberty were approximately $1.8 million at March 31, 1996. The total SBA loan portfolio serviced by Liberty at March 31, 1996 was approximately $141.8 million and included in this amount was approximately $32.8 million representing the portion of the SBA loans retained by Liberty. The total SBA loan portfolio serviced by SDNB at March 31, 1996 was approximately $3.5 million and included in this amount was approximately $3.0 million representing the portion of the SBA loans retained by SDNB.

Non-Interest Income

     Non-interest income increased by $28,000 for the first three months of 1996 compared to the same period in 1995. This increase was a result of increased deposit service charges by approximately $5,000 and other service charges of $23,000.

Non-Interest Expenses

     Non-interest expenses for the first three months of 1996 decreased approximately $60,000 compared to the first three months of 1995. The majority of this improvement occurred in the area of salaries and benefits with a $54,000 decrease for the first quarter, a function of the reorganization of SDNB. Occupancy expenses also decreased $8,000 but was partially offset by other non-interest expenses.

Provision for Income Taxes

     As a result of the earnings for the first three months of 1996, a provision for income taxes was made where there was no provision for income tax made in the first three months of 1995.

Capital Resources

     As of March 27, 1996, the Partnership invested approximately $13.4 million in the registrant to fund the Liberty Acquisition. In exchange for that investment, the registrant issued a total of 3,392,405 additional shares of Common Stock at a price per share of $3.95, the registrant's book value per share as of December 31, 1995. At the Partnership's direction the registrant issued 1,764,000 of those shares of Common Stock, in the aggregate, to certain limited partners of the Partnership (the "Direct Holders") and the remaining 1,628,405 shares of Common Stock directly to the Partnership. Giving effect to the issuance of those shares to fund the Liberty Acquisition, the Partnership owns 48.0% of the Common Stock and the Direct Holders own, in the aggregate, 50.75% of the Common Stock.

     Current risk-based regulatory capital standards generally require banks and holding companies to maintain a ratio of "core" or "Tier 1" capital (consisting principally of common equity) to risk-weighted assets of at least 4%, a ratio of Tier 1 capital to adjusted total assets (leverage ratio) of at least 3% and a ratio of total capital (which includes Tier 1 capital plus certain forms of subordinated debt, a portion of the allowance for loan losses and preferred stock) to risk-weighted assets of at least 8%. Risk-weighted assets are calculated by multiplying the balance in each category of assets according to a risk factor which ranges from zero for cash assets and certain government obligations to 100% for some types of loans, and adding the products together.

     As of March 31, 1996, Bancorp's combined Tier 1 risk-weighted capital ratio was 9.2%, the leverage ratio was 6.4%
and the total risk-weighted capital ratio was 10.8%.   Liberty's
and SDNB's Tier 1 risk-weighted capital ratio, leverage ratio and total risk-weighted capital ratios were 8.8%, 5.7%, 10.0% and 8.5%, 7.0%, 9.8%, respectively, on March 31, 1996. Bancorp has agreed to fund the Commerce Acquisition in part by raising not less than $11.1 million of additional equity through the sale of Bancorp common stock. The Partnership has agreed to purchase up to $16.1 million of common stock at a price per share of $3.95 in connection with the Commerce Acquisition. Liberty and SDNB were well capitalized as of March 31, 1996 for federal regulatory purposes.

Liquidity

     The asset-liability management process determines the size and composition of the balance sheet and focuses on the management of liquidity and interest rate risk. The purpose of liquidity and balance sheet management is to ensure that funds are available to meet customer needs, meet the financial commitments of the Banks, and to reduce the Banks' exposure to changing interest rates.

     The Banks manage liquidity from both sides of the balance sheet through the coordination of the relative maturities of its assets and liabilities. The Banks enhance their liquidity through the ability to raise additional funds in money markets through Federal funds lines, repurchase agreements and selling of a specified portion of its securities (securities available for sale). The Banks maintain a level of liquidity that is considered adequate to meet current needs. Liquid assets include cash and due from banks, Federal funds sold, and securities available for sale. At March 31, 1996, liquid assets totaled approximately $80.2 million, or 36.0% of total assets, which compares to $5.9 million, or 10.6% of total assets, at December 31, 1995 and $6.9 million, or 11.7% of total assets, at March 31, 1995.

Part II - Other Information

Item 1.   Legal Proceedings

Not Applicable

Item 2.   Changes in Securities
     Effective April 12, 1996, the registrant amended its Certificate of Incorporation to increase the number of authorized shares of common stock from 5,000,000 to 12,000,000.

Item 3.   Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders Effective April 12, 1996, the holders of a majority of the registrant's outstanding shares of common stock approved by written consent an amendment to the registrant's certificate of incorporation to increase the number of authorized shares of common stock from 5,000,000 to 12,000,000.

Item 5.   Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K
       (a) Exhibits:

     The following exhibits are filed as part of the report:

Exhibit No.         Description
Page
     2.1       Agreement and Plan of Reorganization
  *
               dated October 26, 1995 by and among
               Liberty National Bank, SDN Bancorp, Inc.
               and Dartmouth Capital Group, L.P.

    2.2        Agreement and Plan of Reorganization
 **
               dated April 23, 1996 by and between SDN
               Bancorp, Inc. and Commerce Security Bank

    3.1        Certificate of Incorporation of SDN
 18
               Bancorp, Inc. as restated to reflect the Certificate of Amendment filed on April
               12, 1996.

    10.1       Subscription Agreement dated as of March
 21
               22, 1996 between SDN Bancorp, Inc. and
               Dartmouth Capital Group, L.P. for shares of
               SDN Bancorp, Inc. common stock

    10.2       Subscription Agreement dated as of March
 24
               22, 1996 between SDN Bancorp, Inc. and
               Dartmouth Capital Group, L.P. for shares of
               SDN Bancorp, Inc. common stock

    10.3       Lease Agreement for 7777 Center Avenue,
  P
               Huntington Beach, California between
               Alvamij Huntington Beach, Inc. as Landlord, and Liberty National Bank, as Tenant, dated August 20, 1981 and amended February 14, 1986

    10.4       Lease Agreement for 17011 Beach Boulevard,
  P
               Huntington Beach, California between
               Liu Corp., as Landlord, and Liberty
               National Bank, as Tenant, dated
               December 15, 1995

    10.5       Employment Agreement between Liberty
  P
               National Bank and Philip S. Inglee
               dated July 20, 1995

    10.6       Employment Agreement between Liberty
  P
               National Bank and Richard I. Ganulin
               dated March 1, 1995

Exhibit No.         Description
Page

     10.7      Employment Agreement between Liberty
  P
               National Bank and Curt A. Christianssen
               dated October 22,1993 and amended
               August 17, 1995

     10.8      Employment Agreement between Liberty
  P
               National Bank and Catherine C. Clampitt
               dated April 1,1995

     10.9      Agreement to Provide Construction
  P
               Inspection Services between Liberty
               National Bank and J. Donald Hartfelder

       (b) Reports on Form 8-K:
     1) Letter of intent signed with Commerce Security Bank to form a new holding company into which both companies will merge, dated March 1, 1996
     2)   Completion of Liberty Acquisition, dated March 31, 1996
- - -----------------------------
* Incorporated by reference to Exhibit 2 to Current Report on Form 8-K dated October 26, 1995
** Incorporated by reference to Exhibit 2 to Current Report on Form 8-K dated April 23, 1996
P Exhibits filed in paper under cover of Form SE pursuant to Rule 201 of Regulation S-T

          SDN BANCORP, INC.  AND SUBSIDIARIES
      U.S. SECURITIES AND EXCHANGE COMMISSION FORM 10-QSB


SIGNATURES

Pursuant to the requirements of the U.S. Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                           SDN
BANCORP, INC.



DATE: May 15, 1996  /s/ Robert P. Keller
                    ----------------------
                    Robert P. Keller

                    President and Chief Executive Officer

DATE: May 15, 1996  /s/ Curt A. Christianssen
                    --------------------------
                    Curt A. Christianssen
                    Senior Vice President and
                      Chief Financial Officer