Form 10QSB/A
period 1996-03-31
SDN BANCORP
filed 1996-05-24
CIK 701255

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

   Item 6. Exhibits and Reports on Form 8-K
   15

Part I - Financial Information

Item 1. Financial Statements

               SDN BANCORP, INC. AND SUBSIDIARIES
         Condensed Consolidated Statements of Condition
              March 31, 1996 and December 31, 1995

                                              March 31,
December
31,
                                                   1996
1995
                                            (Unaudited)
                                      -----------------
- -----------------
Assets
Cash and due from banks                    $13,834,000   $
3,640,000
Federal funds sold                          30,800,000
2,300,000
                                      -----------------
- ----------------
   Total cash and cash equivalents          44,634,000
5,940,000

Interest bearing deposits in other
   financial institutions                    1,890,000
989,000
Held-to-maturity investment
   securities at amortized cost
   approximate fair value
   March 31, 1996 $5,863,000;
   December 31, 1995 $7,057,000              5,858,000
7,009,000
Available-for-sale investment
   securities                               35,583,000         -


Loans                                      123,287,000
38,977,000
   Less allowance for loan loss              2,398,000
639,000

- --------------------------------
      Loans, net                           120,889,000
38,338,000

Premises and equipment, net                  1,790,000
597,000
Real estate acquired through
   foreclosure, net                          3,123,000
1,411,000
Goodwill                                     3,780,000        -

Accrued interest receivable
   and other assets                          5,248,000
1,621,000

- --------------------------------
Total assets                              $222,795,000
$55,905,000
                                             ==========
=========

        See notes to consolidated financial statements.

               SDN BANCORP, INC. AND SUBSIDIARIES
   Condensed Consolidated Statements of Condition (Continued)
              March 31, 1996 and December 31, 1995

                                              March 31,
December
31,
                                                   1996
1995
                                            (Unaudited)
                                      -----------------
- -----------------

Liabilities and Shareholders' Equity
Deposits:
   Demand:
      Non-interest bearing                 $57,236,000
$13,445,000
      Interest bearing                      20,839,000
10,582,000
   Savings:
      Regular                               24,581,000
4,714,000
      Money market                          12,125,000
8,558,000
   Time:
      Under $100,000                        80,583,000
11,580,000
      $100,000 or more                       8,106,000
2,552,000
                                      -----------------
- ----------------
         Total deposits                    203,470,000
51,431,000

Accrued expenses and other
   liabilities                               1,829,000
396,000
Mandatory Convertible Debentures               537,000
537,000

- --------------------------------
         Total liabilities                 205,836,000
52,364,000

Shareholders' equity:
   Common stock, $.01 par value,
     12,000,000 shares authorized
     4,287,872 issued and
     outstanding at March 31, 1996              43,000
9,000
   Additional paid-in capital               20,959,000
7,593,000
   Accumulated deficit                      (4,043,000)
(4,061,000)

- --------------------------------
Total shareholders' equity                  16,959,000
3,541,000

- --------------------------------
Total liabilities and
   shareholders' equity                   $222,795,000
$55,905,000
                                             ==========
==========

         See notes to consolidated financial statements.

               SDN BANCORP, INC. AND SUBSIDIARIES
        Condensed Consolidated Statements of Operations
           Three months ended March 31, 1996 and 1995
                          (Unaudited)

                                         Three Months Ended March
31,

- -----------------------------------------
                                                 1996
1995
                                         --------------
- --------------
Interest Income:
   Interest and fees on loans              $   920,000
$1,070,000
   Interest on Federal funds sold               49,000
28,000
   Interest on deposits with
      financial institutions                    11,000
15,000
   Interest on investment securities,
      substantially all taxable                 86,000
64,000
                                         --------------
- --------------
         Total interest income               1,066,000
1,177,000
Interest Expense:
   Deposits                                    292,000
405,000
   Other borrowed funds                         15,000
53,000
                                         --------------
- --------------
         Total interest expense                307,000
458,000
                                         --------------
- --------------
            Net interest income                759,000
719,000

Provision for loan losses                       35,000
60,000
                                         --------------
- --------------
   Net interest income after
      provision for loan losses                724,000
659,000

Non-interest income                            162,000
134,000
Non-interest expense                           863,000
923,000
                                         --------------
- --------------
Net income (loss) before taxes                  23,000
(130,000)
Income tax                                      (5,000)       -

                                         --------------
- --------------
Net income (loss)                              $18,000     $
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

               SDN BANCORP, INC. AND SUBSIDIARIES
        Condensed Consolidated Statements of Cash Flows
       For the Three Months Ended March 31, 1996 and 1995
                          (Unaudited)

                                             For three months
ended
March 31,

- -------------------------------------------
                                                  1996
1995
                                      -----------------
- --------------
Operating Activities:
   Net income (loss)                  $         18,000    $
(130,000)
   Adjustments to reconcile
     net loss to net cash
     used by operating
     activities:
        Provision for loan
         losses and real
         estate acquired
         through foreclosure                    35,000
60,000
        Depreciation and
         amortization                           35,000
50,000
        Increase in other assets            (1,428,000)
(242,000)
        Increase (decrease) in
         other liabilities                       4,000
(147,000)
                                      -----------------
- --------------
            Net cash used by
             operating activities           (1,336,000)
(409,000)
Investing Activities:
   Decrease in interest bearing
    deposits with other financial
    institutions                              (304,000)       -

   Purchases of investment
    securities                              (2,500,000)
(501,000)
   Proceeds from sales and
    maturities of investment
    securities                               3,657,000
606,000
   Net decrease in loans                     1,773,000
2,497,000
   Purchases of premises and
    equipment                                   -
(1,000)
   Proceeds from sale of real
    estate acquired through
    foreclosures                                -
213,000
   Capital expenditures for other
    real estate owned                         (154,000)        -

   Purchase of Liberty National
    Bank, net of cash received               7,283,000         -

                                      -----------------
- -----------------
            Net cash provided
             by investing
             activities                      9,755,000
2,814,000
Financing Activities:
   Net increase in deposits                 16,875,000
1,659,000
   Issuance of common stock                 13,400,000        -


- --------------------------------
            Net cash provided
             by financing
             activities                     30,275,000
1,659,000

- --------------------------------
Net Increase in cash and
  cash equivalents                          38,694,000
4,064,000

Cash and cash equivalents at
  beginning of period                        5,940,000
2,842,000
                                      -----------------
- -------------
Cash and cash equivalents at
  end of period                            $44,634,000
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

                                              Pro Forma Combined
for
                                          Three Months Ended
March
31,

- -----------------------------------------
                                                   1996
1995
                                            (Unaudited)
(Unaudited)
                                        ---------------
- --------------
Interest Income                            $4,580,000
$4,158,000
Interest Expense                            1,750,000
1,653,000
                                        ---------------
- --------------
Net interest income                         2,830,000
2,505,000
Provision for loan losses                      65,000
210,000
                                        ---------------
- --------------
Net interest income after
      provision for loan losses             2,765,000
2,295,000
Non-interest income                           282,000
714,000
Non-interest expense                        2,664,000
3,122,000
                                        ---------------
- --------------
Net income before taxes                        383,000
(113,000)
Income tax(benefit)                            151,000
(4,000)
                                        ---------------
- --------------
Net income                                $    232,000     $
(109,000)
                                              =========
========

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

    10.3       Lease Agreement for 7777 Center Avenue,
  CE
               Huntington Beach, California between
               Alvamij Huntington Beach, Inc. as Landlord, and Liberty National Bank, as Tenant, dated August 20, 1981 and amended February 14, 1986

    10.4       Lease Agreement for 17011 Beach Boulevard,
  CE
               Huntington Beach, California between
               Liu Corp., as Landlord, and Liberty
               National Bank, as Tenant, dated
               December 15, 1995

    10.5       Employment Agreement between Liberty
  CE
               National Bank and Philip S. Inglee
               dated July 20, 1995

    10.6       Employment Agreement between Liberty
  CE
               National Bank and Richard I. Ganulin
               dated March 1, 1995

Exhibit No.         Description
Page

     10.7      Employment Agreement between Liberty
  CE
               National Bank and Curt A. Christianssen
               dated October 22,1993 and amended
               August 17, 1995

     10.8      Employment Agreement between Liberty
  CE
               National Bank and Catherine C. Clampitt
               dated April 1,1995

     10.9      Agreement to Provide Construction
  CE
               Inspection Services between Liberty
               National Bank and J. Donald Hartfelder

       (b) Reports on Form 8-K:
     1) Letter of intent signed with Commerce Security Bank to form a new holding company into which both companies will merge, dated March 1, 1996
     2)   Completion of Liberty Acquisition, dated March 31, 1996
- -----------------------------
* Incorporated by reference to Exhibit 2 to Current Report on Form 8-K dated October 26, 1995
** Incorporated by reference to Exhibit 2 to Current Report on Form 8-K dated April 23, 1996
CE Exhibits filed in paper under cover of Form SE pursuant to Rule 201 of Regulation S-T, with confirming copies filed with this amended submission

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