Form 10KSB/A
period 1995-12-31
SDN BANCORP
filed 1996-06-03
CIK 701255

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

               135 Saxony Road, Encinitas, California 92024
            (Address of principal executive offices)(Zip Code)

              Issuer's telephone number, including area code:
                              (619) 436-6888

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

(a)  (1) Exhibits Index

        27   Financial Data Scheduel dated December 31, 1995

                                  SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      SDN BANCORP



      By:  Robert P. Keller /s/
        ----------------------------------------
         Robert P. Keller
         President, Chief Executive Officer

      Date: March 29, 1996

      By:Cathy Wingenbach /s/
         ---------------------------------------
        Cathy Wingenbach
        Principle Accounting Officer


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