Form 10QSB
period 1996-06-30
SDN BANCORP
filed 1996-08-14
CIK 701255

            U.S. SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                          FORM 10-QSB


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For Quarterly Period Ended June 30,  1996

                 Commission file number 2-76555

                       SDN BANCORP, INC.
     (Exact name of small business issuer in its charter)

Delaware                                   95-3683748
      ---------------------------------      ------------------------
     (State or other jurisdiction of               (I.R.S. Employer or
     incorporation or organization)              Identification No.)


135 Saxony Road, Encinitas, California                 92024-0905
     ---------------------------------------           -------------
(Address of principal executive offices)               (Zip Code)

                        (619) 436-6888
                   --------------------------
                  (Issuer's telephone number)


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

Common Stock, $.01 par value   4,289,272 shares outstanding on August 10, 1996

                        SDN BANCORP, INC.
            U.S. SECURITIES AND EXCHANGE COMMISSION
                          FORM 10-QSB

                             INDEX



Part I - Financial Information

Item 1. Financial Statements

     Condensed Consolidated Statements of Condition -                  3
     June 30, 1996 and December 31, 1995

     Condensed Consolidated Statements of Operations                   5
     For the three months ended June 30, 1996 and 1995

     Condensed Consolidated Statements of Operations                   6
     For the six months ended June 30, 1996 and 1995

     Condensed Consolidated Statements of Cash Flows -                 7
     For the six months ended June 30, 1996 and 1995

     Notes to the Condensed Consolidated Financial Statements          9

Item 2. Management's Discussion and Analysis or Plan of Operation     12

Part II - Other Information

   Item 6. Exhibits and Reports on Form 8-K                           20

Part I - Financial Information

ITEM 1. FINANCIAL STATEMENTS

               SDN BANCORP, INC. AND SUBSIDIARIES
         Condensed Consolidated Statements of Condition
              June 30, 1996 and December 31, 1995

                                                           June 30,   December 31,
                                                               1996           1995
                                                        (Unaudited)
                                                      --------------   -----------
Assets
Cash and due from banks                                 $14,163,000   $  3,640,000
Federal funds sold                                        5,500,000      2,300,000
                                                       ------------     ----------
   Total cash and cash equivalents                       19,663,000      5,940,000

Interest bearing deposits in other
   financial institutions                                 1,606,000        989,000
Held-to-maturity investment securities at
   amortized cost,  approximate fair value
   June 30, 1996 $6,117,000;
   December 31, 1995 $7,057,000                           6,144,000      7,009,000
Available-for-sale investment securities                 42,843,000         -

Loans                                                   125,787,000     38,977,000
   Less allowance for loan loss                           2,531,000        639,000
                                                        -----------     ----------
      Loans, net                                        123,256,000     38,338,000

Premises and equipment, net                               1,981,000        597,000
Real estate acquired through foreclosure, net             1,957,000      1,411,000
Goodwill                                                  3,685,000        -
Accrued interest receivable and
   other assets                                           4,057,000      1,621,000
                                                       ------------    -----------
Total assets                                           $205,192,000    $55,905,000
                                                         ==========      =========

   See notes to condensed consolidated financial statements.

               SDN BANCORP, INC. AND SUBSIDIARIES
   Condensed Consolidated Statements of Condition (Continued)
              June 30, 1996 and December 31, 1995

                                                           June 30,   December 31,
                                                               1996           1995
                                                        (Unaudited)
                                                       ------------   ------------
Liabilities and Shareholders' Equity
Deposits:
   Demand:
      Non-interest bearing                              $44,182,000    $13,445,000
      Interest bearing                                   17,531,000     10,582,000
   Savings:
      Regular                                            23,700,000      4,714,000
      Money market                                       12,923,000      8,558,000
   Time:
      Under $100,000                                     80,263,000     11,580,000
      $100,000 or more                                    7,191,000      2,552,000
                                                        -----------     ----------
         Total deposits                                 185,790,000     51,431,000

Accrued expenses and other liabilities                    1,674,000        396,000
Mandatory Convertible Debentures                            537,000        537,000
                                                        -----------     ----------
         Total liabilities                              188,001,000     52,364,000

Shareholders' equity:
   Common stock, $.01 par value,12,000,000
      shares authorized 4,289,272 issued and
      outstanding at June 30, 1996                           43,000          9,000
   Additional paid-in capital                            20,966,000      7,593,000
   Accumulated deficit                                   (3,838,000)    (4,061,000)
   Unrealized gain on securities
      available-for-sale                                     20,000        -
                                                       ------------    -----------
Total shareholders' equity                               17,191,000      3,541,000
                                                       ------------    -----------
Total liabilities and shareholders'
    equity                                             $205,192,000    $55,905,000
                                                         ==========     ==========

    See notes to condensed consolidated financial statements.


               SDN BANCORP, INC. AND SUBSIDIARIES
        Condensed Consolidated Statements of Operations
           Three months ended June 30, 1996 and 1995
                          (Unaudited)

                                                       Three Months Ended June 30,
                                                       ---------------------------
                                                               1996           1995
                                                       ------------    -----------
Interest Income:
   Interest and fees on loans                          $  3,765,000     $1,037,000
   Interest on Federal funds sold                           247,000         19,000
   Interest on deposits with financial
     institutions                                            25,000         15,000
   Interest on investment securities,
      substantially all taxable                             540,000         73,000
                                                      --------------   -----------
         Total interest income                            4,577,000      1,144,000
Interest Expense:
   Deposits                                               1,729,000        421,000
   Other borrowed funds                                      15,000         57,000
                                                     --------------    -----------
         Total interest expense                           1,744,000        478,000
                                                     --------------    -----------
            Net interest income                           2,833,000        666,000

Provision for loan losses                                    92,000         40,000
                                                     --------------    -----------
   Net interest income after
      provision for loan losses                           2,741,000        626,000

Non-interest income                                         337,000        130,000
Non-interest expense                                      2,740,000      1,076,000
                                                     --------------    -----------
Net income (loss) before taxes                              338,000       (320,000)
Income tax                                                 (133,000)       -
                                                     --------------    -----------
Net income (loss)                                          $205,000     $ (320,000)
                                                           ========       ========

Income (loss) per common and common
   equivalent share                                          $  0.05      $  (5.95)

Average shares and common stock equivalents                4,289,257        53,728

   See notes to condensed consolidated financial statements.



               SDN BANCORP, INC. AND SUBSIDIARIES
        Condensed Consolidated Statements of Operations
            Six months ended June 30, 1996 and 1995
                          (Unaudited)

                                                       Six Months Ended June 30,
                                                       -----------------------------------------
                                                   1996           1995
                                         -------------- --------------
Interest Income:
   Interest and fees on loans                           $ 4,684,000     $2,107,000
   Interest on Federal funds sold                           296,000         47,000
   Interest on deposits with financial institutions          37,000         30,000
   Interest on investment securities,
      substantially all taxable                             626,000        138,000
                                                     --------------    -----------
         Total interest income                            5,643,000      2,322,000
Interest Expense:
   Deposits                                               2,021,000        826,000
   Other borrowed funds                                      31,000        110,000
                                                     --------------    -----------
         Total interest expense                           2,052,000        936,000
                                                     --------------    -----------
            Net interest income                           3,591,000      1,386,000

Provision for loan losses                                   127,000        100,000
                                                     --------------    -----------
   Net interest income after
      provision for loan losses                           3,464,000      1,286,000

Non-interest income                                         499,000        264,000
Non-interest expense                                      3,602,000      2,000,000
                                                     --------------    -----------
Net income (loss) before taxes                              361,000       (450,000)
Income tax                                                 (138,000)       -
                                                     --------------    -----------
Net income (loss)                                          $223,000     $ (450,000)
                                                           ========       ========

Income (loss) per common and common
   equivalent share                                          $  0.08      $  (8.38)

Average shares and common stock equivalents                2,666,920        53,728

   See notes to condensed consolidated financial statements.


               SDN BANCORP, INC. AND SUBSIDIARIES
        Condensed Consolidated Statements of Cash Flows
        For the Six Months Ended June 30, 1996 and 1995
                          (Unaudited)

                                                      For six months ended June 30,
                                                      ----------------------------
                                                               1996           1995
                                                     ----------------- ------------
Operating Activities:
   Net income (loss)                                  $     223,000    $  (450,000)
   Adjustments to reconcile net loss to net
      cash used by operating activities:
         Provision for loan losses and real estate
            acquired through foreclosure                    127,000        100,000
         Loss (gain) on sale of real estate acquired
            through foreclosure                             (76,000)        70,000
         Depreciation and amortization                       19,000         98,000
         Decrease (increase) in other assets               (237,000)        55,000
         Decrease in other liabilities                     (151,000)      (102,000)
                                                   -----------------    -----------
            Net cash used by operating activities           (95,000)      (229,000)

Investing Activities:
   Decrease (increase) in interest bearing deposits
      with other financial institutions                     (20,000)       189,000
   Purchases of investment securities                   (24,027,000)    (1,500,000)
   Proceeds from sales and maturities of
       investment securities                             17,867,000      1,608,000
   Net decrease (increase) in loans                        (682,000)     3,909,000
   Purchases of premises and equipment                     (337,000)        (4,000)
   Proceeds from the sale of premises and equipment          48,000         -
   Proceeds from sale of real estate acquired
      through foreclosures                                1,394,000        213,000
   Capital expenditures for other real estate owned        (310,000)        -
   Purchase of Liberty National Bank, net of  cash
      received                                            7,283,000         -
                                                  -----------------      ---------
            Net cash provided by investing activities     1,216,000       4,415,000

Financing Activities:
   Net decrease in deposits                                (805,000)    (2,873,000)
   Issuance of common stock                              13,407,000        -
                                                  ------------------     ---------
            Net cash provided by financing activities    12,602,000     (2,873,000)
                                                  ------------------   -----------
               Net Increase in cash and cash equivalents 13,723,000      1,313,000

Cash and cash equivalents at beginning of period          5,940,000      2,842,000
                                                  -----------------     ----------
Cash and cash equivalents at end of period              $19,663,000     $4,155,000
                                                         ==========       ========

   See notes to condensed consolidated financial statements.






SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION

     Noncash transactions-
        Other real estate sold and financed
           by the bank                                        -           $115,000








      [THE BALANCE OF THIS PAGE INTENTIONALLY LEFT BLANK]

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





NOTE 1 - BASIS OF PRESENTATION

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting
period.  Actual results could differ from those estimates.   The accompanying
financial information has been prepared in accordance with the Securities and Exchange Commission rules and regulations for quarterly reporting and therefore does not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. The interim financial data is unaudited; however, in the opinion of Management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. This information should be read in conjunction with the Annual Report of SDN Bancorp, Inc. ("Bancorp" or the "registrant") on Form 10-K for the year ended December 31, 1995.

NOTE 2 - EARNINGS PER SHARE

     Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year and dilutive common stock equivalents by using the treasury stock method. The weighted average number of common shares used to compute earnings per share were 4,289,257 and 2,666,920 for the three and six months ended June 30, 1996, respectively, and 53,728 for the three and six months ended June 30, 1995. All per share amounts for the six months ended June 30, 1995 have been restated to give effect to the one for twenty-one reverse stock split and the 26,864 common stock dividend declared during September 1995.

     The assumed conversion of the mandatory convertible debentures ("Debentures") is anti-dilutive for the periods ended June 30, 1996 and 1995. Therefore, primary income and loss per share and income and loss per share assuming full dilution are the same for both periods.

NOTE 3 - MERGER

     On March 31, 1996, completed its acquisition (the "Liberty Acquisition") of Liberty National Bank ("Liberty") for approximately $15.1 million in cash as contemplated by the October 26, 1995 Agreement and Plan of Merger by and among the registrant, Liberty, and Dartmouth Capital Group, L.P., a Delaware limited partnership ("the Partnership") and the registrant's controlling shareholder. Liberty is headquartered in Huntington Beach, California and had total assets of approximately $149 million prior to the Liberty Acquisition.

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

     The Liberty Acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations". Under this method of accounting, the purchase price was allocated to the assets acquired and deposits and liabilities assumed based on their fair values as of the acquisition date. The consolidated financial statements include the operations of Liberty from the date of acquisition. Goodwill arising from the transaction totaled approximately $3.8 million and is being amortized over ten years on a straight line basis.

     The following table sets forth selected unaudited pro forma combined financial information of Bancorp and Liberty for six months ended June 30, 1996 and 1995. The pro forma operating data reflects the effect of the acquisition of Liberty as if it was consummated at the beginning of each period presented. The pro forma results are not necessarily indicative of the results that would have occurred had the acquisition been in effect for the full years presented, nor are they necessarily indicative of the results of future operations.


                                                       Pro Forma Combined for
                                          Six Months Ended June 30,
                                        ------------------------------
                                               1996           1995
                                         (Unaudited)    (Unaudited)
                                        --------------- --------------
Interest Income                          $9,157,000     $8,575,000
Interest Expense                          3,494,000      3,539,000
                                        --------------- --------------
Net interest income                       5,663,000      5,036,000
Provision for loan losses                   157,000        250,000
                                        --------------- --------------
Net interest income after
      provision for loan losses           5,506,000      4,786,000
Non-interest income                         619,000      1,380,000
Non-interest expense                      5,404,000      5,910,000
                                        --------------- --------------
Net income before taxes                     721,000        256,000
Income tax                                  284,000        274,000
                                        --------------- --------------
Net income (loss)                      $    437,000     $  (18,000)
                                           =========       ========


     On April 23, 1996, Bancorp entered into an Agreement and Plan of Reorganization with Commerce Security Bank ("Commerce") that provides for Bancorp's acquisition of Commerce (the "Commerce Acquisition") for a combination of cash and stock. As of June 30, 1996, Commerce Security had total assets of $228.2 million and total shareholders' equity of $16.3 million. The Commerce Acquisition is expected to be accounted for using the purchase method of accounting for business combinations. The completion of the Commerce Acquisition is subject to receipt of all regulatory and shareholder approvals.

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





      [THE BALANCE OF THIS PAGE INTENTIONALLY LEFT BLANK]

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     This information should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1995 contained in the 1995 Annual Report of SDN Bancorp, Inc. ("Bancorp") on Form 10-K.

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

SUMMARY

     Bancorp owns 100% of San Dieguito National Bank ("SDNB"). Additionally, as of March 31, 1996, the registrant completed the Liberty Acquisition as described in the footnotes to the accompanying consolidated condensed financial statements. The acquisition of Liberty was accounted for using the purchase method of accounting for business combinations . Accordingly, the following discussion relates to the operating results of SDNB for the six months ended June 30, 1996 and the operating results of Liberty for the three months ended June 30, 1996 and the financial condition of both Liberty and SDNB (collectively the "Banks").

     On April 23, 1996, Bancorp entered into an Agreement and Plan of Reorganization with Commerce Security Bank ("Commerce") that provides for Bancorp's acquisition of Commerce (the "Commerce Acquisition") for a combination of cash and stock. As of June 30, 1996, Commerce had total assets of $228.2 million and total shareholders' equity of $16.3 million. The Commerce Acquisition is expected to be accounted for using the purchase method of accounting for business combinations.

     The Commerce Acquisition is subject to approval by the Board of Governors of the Federal Reserve System (the "FRB") and to the approval of the Superintendent of Banks of the State of California (the "Superintendent").
The Federal Reserve Bank of San Francisco, acting under authority delegated to it by the FRB, approved the Commerce Acquisition on July 22, 1996. Prior to the date of this quarterly report application has been made with the Superintendent with respect to the Commerce Acquisition but the Superintendent has not yet ruled on that application.

     The Commerce Acquisition will not proceed until all regulatory approvals required to consummate the Commerce Acquisition have been obtained, such approvals are in full force and effect and all statutory waiting periods in respect thereof have expired. There can be no assurance that the remaining approvals necessary to complete the Commerce Acquisition will be obtained. If such approvals are received, there can be no assurance as to the date of such approvals or the absence of any litigation challenging such approvals. The Commerce

Acquisition is also subject to receipt of shareholder approvals and to the satisfaction of other customary closing conditions.

FINANCIAL CONDITION

     Total assets of Bancorp at June 30, 1996 were $205.1 million compared to
total assets of $55.9 million at December 31, 1995.   The increase in total
assets since December 31, 1995 is attributed primarily to the assets of Liberty, acquired on March 31, 1996, that had total assets of $149.9 million at June 30, 1996. Total earning assets of Bancorp at June 30, 1996 were $181.9 million compared to total earning assets of $49.3 million at December 31, 1995. Earning assets increased primarily due to the Liberty Acquisition. Liberty had total earning assets of $135.3 million at June 30, 1996.

     Total loans of Bancorp at June 30, 1996 were $125.8 million compared to $39.0 million at December 31, 1995. Loans acquired in the Liberty Acquisition account for the increase in total loans, loans at Liberty at June 30, 1996 were $86.5 million. The Bank's four largest lending categories are: (i) commercial real estate loans; (ii) other loans secured by real estate; (iii) commercial loans and (iv) loans to individuals. At June 30, 1996, these categories accounted for approximately 53%, 20%, 17% and 10% of total loans, respectively.

     Included among the Banks' portfolio of loans are SBA loans made by the Banks guaranteed by the United States Government to the extent of 75% to 90% of the principal and interest due on such loans. Liberty and SDNB are active in originating this type of loan. Liberty generally sells the government guaranteed portion of these loans to participants in the secondary market and retains servicing responsibilities and the unguaranteed portion of the loans while SDNB generally retains the entire loan for its own portfolio. Liberty may in the future retain a greater portion of these loans as more loans may be made for construction purposes for which Liberty holds the entire principal until completion of the project and then sells the government guaranteed portion.

     The government guaranteed portion of the SBA loans are sold at a premium, a portion of which is immediately recognized as income. The remaining premium, representing estimated normal servicing fees or a yield adjustment on the portion of the SBA loan retained by the Banks, is deferred and recognized as income over the estimated life of the loan. Deferred SBA servicing fees for Liberty were approximately $1.6 million at June 30, 1996. The total SBA loan portfolio serviced by Liberty at June 30, 1996 was approximately $140.7 million and included in this amount was approximately $32.4 million representing the portion of the SBA loans retained by Liberty. The total SBA loan portfolio serviced by SDNB at June 30, 1996 was approximately $4.8 million and included in this amount was approximately $4.2 million representing the portion of the SBA loans retained by SDNB.

     Total investments of Bancorp at June 30, 1996 were $56.1 million compared to $10.3 million at December 31, 1995. Investment securities increased largely due to the Liberty Acquisition, investments at Liberty at June 30, 1996 were $48.8 million. The investment portfolio is largely comprised of U.S. government and municipal securities, Federal funds sold and certificates of deposits held at other depository institutions. U.S. government and municipal securities were $49.0 million, or 87.3% of the total portfolio, of which $6.1 million are held to maturity and $42.8 million are available for sale. Federal funds sold and certificates of deposit were $5.5 million and $1.6 million, respectively, or 9.8% and 2.9% of the total portfolio, respectively.

     Total deposits were $185.8 million at June 30, 1996 compared to $51.4
million at December 31, 1995.   The increase in total deposits since December
31, 1995 is attributed to the addition of Liberty's deposits that were $136.1 million at June 30, 1996. Non-interest bearing demand accounts were $44.2 million, or 23.8% of total deposits, at June 30,1996. Interest bearing deposits are comprised of interest bearing demand accounts, regular savings accounts, money market accounts, time deposits of under $100,000 and time deposits of $100,000 or more which were $17.5 million, $23.7 million, $12.9 million, $80.3 million and $7.2 million, respectively, or 9.4%, 12.8%, 6.9%, 43.2% and 3.9% of total deposits, respectively.


RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1996

     For the three months ended June 30, 1996, Bancorp had net income of $205,000 compared to a net loss of $320,000 for the same period in 1995. The improvement in 1996 earnings over the same period in 1995 is primarily attributable to the acquisition of Liberty, for which the results of operations for the three months ended June 30, 1996 are included in the Bancorp results of operations for the three months ended June 30, 1996. Compared to the prior year results, the improvements stem from a combination of increased net interest income of approximately $2.1 million and non-interest income of approximately $207,000 partially offset by increased loan loss provision of $52,000, non-interest expense of approximately $1.7 million and provision for taxes of $133,000.

Net Interest Income and Net Interest Margin

     Net interest income was approximately $2.7 million for the three months ended June 30, 1996, an increase of $2.1 million over the same period in 1995. An increase in interest and fee income of approximately $3.4 million partially offset by increased interest expense of $1.3 million contributed to this earnings improvement.

     Loans, the largest component of earning assets, increased to an average balance of $122.8 million for the three months ended June 30, 1996 from $42.4 million for the three months ended June 30, 1995, with an average yield of 10.6% and 10.0%, respectively. Investments in securities and Federal funds sold rose to an average of $61.4 million for the three months ended June 30, 1996 from an average of $7.0 million for the three months ended June 30, 1995, with an average yield of 5.3% and 6.2%, respectively. Further, loan fee income increased to $85,000 for the three months ended June 30, 1996 compared to $26,000 for the same period in 1995. The yield on earning assets declined to 8.8% for the three months ended June 30, 1996 from 9.5% for the same period in 1995. The decline in yield on earning assets can largely be attributed to a shift in the mix of loans as a percent of earning assets where the percent of average loans to average earning assets during the three months ended June 30, 1996 declined to 66.7% from the 85.9% for the same period in 1995. Additionally, the average prime rate (the rate to which the majority of rates the Banks' loans are indexed) during the three months ended June 30, 1996 was 8.25% compared to 9.00% for the same period in 1995.

     Average interest-bearing deposits increased to $150.1 million for the three months ended

     June 30, 1996 from $44.1 million for the same period in 1995. Additionally, the average rate paid on these deposits increased to 4.6% during the three months ended June 30, 1996 compared to 3.9% during the same period in 1995. Further, as a result of the recapitalization of Bancorp that occurred in September 1995, other borrowing declined to $537,000 with an average rate of 11.3% from $1.9 million at an average rate of 11.8%. The average rate paid on interest-bearing liabilities was 3.7% for the three months ended June 30, 1996 compared to 4.3% for the same period in 1995. This decrease represents an overall increase in rates paid on deposit liabilities and offset by a change in the mix of interest bearing liabilities.

     As a result of these forgoing factors, the average yield on earning assets decreased to 5.0% for the three months ended June 30, 1996 compared to 5.5% for the same period in 1995.

Allowance and Provision for Loan Losses

     The allowance for loan losses represents the amounts which have been set aside for the specific purpose of absorbing losses which may occur in the Banks' loan portfolio. The provision for loan losses is an expense charged against operating income and added to the allowance for loan losses. Management of the Banks continue to carefully monitor the allowance for loan losses in relation to the size of the Banks' loan portfolio and known risks or problem loans.

     The allowance for loan losses at Bancorp was approximately $2.5 million at June 30, 1996 compared to approximately $639,000 at December 31, 1995. The increase in the allowance for loan losses is primarily attributable to the Liberty Acquisition where Liberty's allowance at March 31, 1996 was approximately $1.8 million. During the three months ended June 30, 1996, the provision for loan losses was $92,000, loan charge-offs were $33,000 and recoveries were $79,000. The allowance for loan losses for Bancorp represented 2.0% of net loans at June 30, 1996 and 1.6% at December 31, 1995.

Non-Interest Income

     Non-interest income for the three months ended June 30, 1996 was $337, 000 compared to $130,000 for the same period in 1995. Non-interest income from Liberty for the quarter, approximately $134,000, is primarily attributable to this improvement in non-interest income. Additionally, SDNB received an insurance settlement of approximately $70,000 during the quarter that accounts for most of the balance of this improvement.

Non-Interest Expenses

     Non-interest expense for the three months ended June 30, 1996 was approximately $2.7 million, an increase of $1.6 million from $1.1 million for the same period in 1995. Non-interest expense at Liberty for the three months ended June 30, 1996 was approximately $1.8 million that was partially offset by improvements in non-interest expense at SDNB. The majority of this improvement at SDNB occurred in the area of other expenses of approximately $160,000 related primarily to foreclosure costs and the costs associated with foreclosed properties. Additionally, SDNB had reduced costs for salaries and benefits due to staffing reductions of approximately $87,000 partially offset by an increase in occupancy expense of approximately $55,000 associated with a one time mark-to-market adjustment of $61,000 made in conjunction with the sub-leasing of space in SDNB's Encinitas office.

Provision for Income Taxes

     As a result of the earnings for the three months ended June 30, 1996, a $133,000 provision for income taxes was made where there was no provision for income tax made for the same period in 1995.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1996

     For the six months ended June 30, 1996, Bancorp had net income of $223,000 compared to a net loss of $450,000 for the same period in 1995. The improvement in 1996 earnings over the same period in 1995 is primarily attributable to the acquisition of Liberty, for which the results of operations for the three months ended June 30, 1996 are included in the Bancorp results of operations for the six months ended June 30, 1996.
Compared to the prior year results the improvements stem from a combination of increased net interest income of approximately $2.2 million and non-interest income of approximately $235,000 partially offset by increased loan loss provision of $27,000, non-interest expense of approximately $1.6 million and provision for taxes of $138,000.

Net Interest Income and Net Interest Margin

     Net interest income was approximately $3.6 million for the six months ended June 30, 1996, an increase of $2.2 million over the same period in 1995. An increase in interest and fee income of approximately $3.3 million partially offset by increased interest expense of $1.1 million contributed to this earnings improvement.

     Loans, the largest component of earning assets, increased to an average balance of $80.2 million for the first six months of 1996 from $43.3 million for the first six months of 1995, with an average yield of 10.4% and 8.4% respectively. Investments in securities and Federal funds sold rose to an average of $35.9 million for the first six months of 1996 from an average of $7.3 million for the first six months of 1995, with an average yield of 5.4% and 5.9% respectively. Further, loan fee income increased to $142,000 for the first six months of 1996 compared to $56,000 for the same period in 1995. The yield on earning assets declined to 8.9% for the first six months of 1996 from 9.2% for the same period in 1995. The decline in yield on earning assets can largely be attributed to a shift in the mix of loans as a percent of earning assets where the percent of average loans to average earning assets during the first six months of 1996 declined to 69.1% from 85.8% for the same period in 1995. Additionally, the average prime rate (the rate to which the majority of rates the Banks' loans are indexed) during the six months ended June 30, 1996 was 8.29% compared to 9.09% for the same period in 1995.

     Average interest-bearing deposits increased to $94.6 million for the six months ended June 30, 1996 from $44.9 million for the same period in 1995. Additionally, the average rate paid on these deposits increased to 4.3% during the first six months in 1996 compared to 3.7% during the first six months in 1995. Further, as a result of the recapitalization of Bancorp that occurred in September 1995, other borrowing declined to $537,000 with an average rate of 11.4% from $1.9 million at an average rate of 11.7%. The average rate paid on interest-bearing liabilities was 3.4% for the first six months of 1996 compared to 4.0% for the same period in

1995. This decrease represents an overall increase in rates paid on deposit liabilities offset by a change in the mix of interest bearing liabilities.

     As a result of these forgoing factors, the average yield on earning assets decreased to 5.3% for the first six months of 1995 from 5.5% for the same period in 1995.

Allowance and Provision for Loan Losses

     The allowance for loan losses represents the amounts which have been set aside for the specific purpose of absorbing losses which may occur in the Banks' loan portfolio. The provision for loan losses is an expense charged against operating income and added to the allowance for loan losses. Management of the Banks continue to carefully monitor the allowance for loan losses in relation to the size of the Banks' loan portfolio and known risks or problem loans.

     The allowance for loan losses at Bancorp was approximately $2.5 million at June 30, 1996 compared to approximately $639,000 at December 31, 1995. The increase in the allowance for loan losses is primarily attributable to the Liberty Acquisition where Liberty's allowance at March 31, 1996 was approximately $1.8 million. During the first six months of 1996, the provision for loan losses was $127,000, loan charge-offs were $69,000 and recoveries were $91,000. The allowance for loan losses for Bancorp represented 2.0% of net loans at June 30, 1996 and 1.6% at December 31, 1995.

Non-Interest Income

     Non-interest income for the six months ended June 30, 1996 was $499,000 compared to $264,000 for the same period in 1995. Non-interest income at Liberty for the quarter, approximately $134,000, and an insurance settlement of approximately $70,000 received during the quarter by SDNB, are primarily attributable to this improvement in non-interest income. Additionally, increases in various deposit related income and other non-interest income accounts for the balance of this improvement.

Non-Interest Expenses

     Non-interest expense for the six months ended June 30, 1996 was approximately $3.6 million, an increase of $1.6 million from $2.0 million for the same period in 1995. Non-interest expense at Liberty for the three months ended June 30, 1996 was approximately $1.8 million that was partially offset by improvements in non-interest expense at SDNB. The majority of this improvement at SDNB occurred in the area of other expenses of approximately $174,000 related primarily to foreclosure costs and the costs associated with foreclosed properties. Additionally, SDNB had reduced costs for salaries and benefits due to staffing reductions of approximately $141,000 partially offset by an increase in premises expense of approximately $67,000 associated with a one time mark-to-market adjustment of $61,000 made in conjunction with the sub-leasing of space in SDNB's Encinitas office.

Provision for Income Taxes

     As a result of the earnings for the first six months of 1996, a $138,000 provision for income taxes was made where there was no provision for income tax made in the first six months of 1995.

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

     As of March 31, 1996, Bancorp's combined leverage ratio was 6.5%, the Tier 1 risk-weighted capital ratio was 10.1%, and the total risk-weighted
capital ratio was 11.8%.   Liberty's and SDNB's leverage ratio, Tier 1
risk-weighted capital ratio, and total risk-weighted capital ratios were 5.9%, 9.2%, 10.4% and 6.5%, 9.3%, 10.5% respectively, on June 30, 1996. Bancorp,
Liberty and SDNB were well capitalized as of June 30, 1996 for federal regulatory purposes.

      Bancorp has agreed to fund the Commerce Acquisition in part by raising not less than $15.3 million of additional equity through the sale of Bancorp common stock. The Partnership has agreed to purchase up to $16.0 million of common stock at a price per share of $3.95 in connection with the Commerce Acquisition.

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

     The Banks manage liquidity from both sides of the balance sheet through the coordination of the relative maturities of its assets and liabilities.
The Banks enhance their liquidity through the ability to raise additional funds in money markets through Federal funds lines, repurchase agreements and selling of a specified portion of its securities (securities available for sale). The Banks maintain a level of liquidity that is considered adequate to meet current needs. Liquid assets include cash and due from banks, Federal funds sold, and securities available for sale. At June 30, 1996, liquid assets totaled approximately $62.5 million, or 30.5% of total assets, which compares to $5.9 million, or 10.6% of total assets, at December 31, 1995.

     At June 30, 1996 the Banks had net repriceable liabilities (a "negative gap") as measured at one year of approximately $17.8 million or 8.6% of total assets. The Banks had net repriceable assets (a "positive gap") as measured at a 90-day time horizon of approximately $24.4 million, or 11.8% of total assets. With a positive gap, a bank would anticipate higher net yields over the near term in a rising rate environment and lower net yields in a declining rate environment. Conversely, with a negative gap, a bank would anticipate lower net yields over the near term in a rising rate environment and higher net yields in a declining rate environment.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Not Applicable

Item 2.   Changes in Securities

Not Applicable

Item 3.   Defaults Upon Senior Securities

Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.   Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K
       (a) Exhibits:

     None

       (b) Reports on Form 8-K:

     1) Reorganization Agreement signed with Commerce Security Bank to form a new holding company into which both companies will merge, dated April 23, 1996

              SDN BANCORP, INC.  AND SUBSIDIARIES
      U.S. SECURITIES AND EXCHANGE COMMISSION FORM 10-QSB


SIGNATURES

Pursuant to the requirements of the U.S. Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                           SDN BANCORP, INC.



DATE: August 14, 1996   /s/ Robert P. Keller
                    ------------------------------------------

                    Robert P. Keller
                    President and Chief Executive Officer

DATE: August 14, 1996   /s/ Curt A. Christianssen
                    -----------------------------------------
                    Curt A. Christianssen
                    Senior Vice President and Chief Financial Officer